Form 10-Q
period 1995-09-30
WESTFORD GROUP INC
filed 1995-11-07
CIK 22709

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


Commission File Number       0-8254
                             -------

For Quarter Ended        September 30, 1995
                         ------------------


                             WESTF0RD GROUP, INC.
             ----------------------------------------------------
            (Exact name of registrant as specified in its charter)



          Ohio                                              31-0854431
-------------------------------                        ------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                        Identification No.)




  20 East Broad Street, Columbus, Ohio                     43215
----------------------------------------                 ----------
(Address of principal executive offices)                 (Zip Code)


                                (614) 228-2800
              -------------------------------------------------
              Registrant's telephone number including area code



Former name, former address and former fiscal year, if changed since last
report.    None



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                                          YES   X       NO
                                             -------      -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.



           Class                             Outstanding at September 30, 1995
-------------------------------              ---------------------------------
Common stock, without par value                       1,321,226

                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY




                                     INDEX
                                     -----



                                                                Page No.


PART I - FINANCIAL INFORMATION:

    Item 1.  Financial Statements

    Consolidated Balance Sheets as of
        September 30, 1995 (unaudited) and December 31, 1994           3

    Consolidated Statements of Operations for the three months and nine months ended September 30, 1995 and 1994
        (unaudited)                                                    5

    Consolidated Statements of Cash Flows for the
        nine months ended September 30, 1995 and 1994
       (unaudited)                                                     6

    Notes to Consolidated Financial Statement (unaudited)              7

    Item 2.  Management's Discussion and Analysis of Financial
       Condition and Results of Operations                             8


PART II - OTHER INFORMATION:

    Item 1.  Legal Proceedings                            Not Applicable

    Item 2.  Changes in Securities                        Not Applicable

    Item 3.  Default upon Senior Securities               Not Applicable

    Item 4.  Submission of Matters to a Vote
             of Security Holders                          Not Applicable

    Item 5.  Other Information                            Not Applicable

    Item 6.  Exhibits and Report on Form 8-K                          11

    Signatures                                                        12

                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY

                          Consolidated Balance Sheets


                                                                                    September 30,        December 31,
                           Assets                                                       1995                 1994
                           ------                                                   -------------        ------------
                                                                                     (Unaudited)
Current:
    Cash                                                                            $      10,035        $     37,305
    Accounts receivable - trade                                                           350,217             177,370
    Costs and estimated earnings in excess of billings on
       uncompleted codification contracts                                                 143,044             129,511
    Costs of uncompleted code supplements                                                  26,695              28,365
    Deferred taxes                                                                           -                 31,815
    Other assets                                                                            2,680               2,068
                                                                                    -------------        ------------

                           Total current assets                                           532,671             406,434

Deferred taxes                                                                             63,572              66,937

Property and equipment, net                                                                70,891              59,323

Intangible asset, net of accumulated amortization of
   $32,095 in 1995 and $28,989 in 1994                                                    133,559             136,665
                                                                                    -------------        ------------
                                                                                    $     800,693        $    669,359
                                                                                    =============        ============

                                                                                                         (Continued)


                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY

                     Consolidated Balance Sheets, Continued


                                                                                    September 30,        December 31,
             Liabilities and Shareholders' Equity                                       1995                 1994
             ------------------------------------                                   -------------        ------------
                                                                                     (Unaudited)
Current Liabilities:
    Note payable - bank                                                             $     103,594        $     10,009
    Debenture payable                                                                      50,000              50,000
    Accounts payable                                                                       55,200              42,024
    Accrued salaries, commissions and payroll taxes
        payable                                                                            54,563              72,930
    Billings in excess of costs and estimated earnings on
        uncompleted codification contracts                                                 27,383              80,741
    Current portion of capital lease obligations                                           19,221              20,718
                                                                                    -------------        ------------

             Total current liabilities                                                    309,961             276,422

Capital lease obligations, less current portion                                            17,113              30,971
                                                                                    -------------        ------------


             Total liabilities                                                            327,074             307,393
                                                                                    -------------        ------------

Commitments
Series two serial redeemable preference stock, 500 shares
    authorized                                                                               -                  -

Shareholders' Equity:
    Serial preference stock, without par value:
        Series one serial preference, authorized 100 shares;
          none issued                                                                        -                   -
    Class A preferred shares, par value $2,285; authorized
        500 shares; none issued                                                              -                   -
    Class B preferred shares, par value $500; authorized
        4,000 shares; none issued                                                            -                   -
    Common stock, without par value; authorized 2,000,000
        shares; 1,434,202 shares issued                                                   871,286             871,286
    Additional paid-in capital                                                            788,738             789,779
    Accumulated deficit                                                                (1,157,261)         (1,268,666)
                                                                                    -------------        ------------
                                                                                          502,763             392,399


    Less:  Treasury stock, at cost (112,976 common shares
              at September 30, 1995 and 117,976 at December 31,
              1994)                                                                       (29,144)            (30,433)
                                                                                    -------------        ------------

             Total shareholders' equity                                                   473,619             361,966
                                                                                    -------------        ------------

                                                                                    $     800,693        $    669,359
                                                                                     =============        ============




See accompanying notes to consolidated financial statements.

                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY

                     Consolidated Statements of Operations
                                  (Unaudited)



                                                                   Three Months Ended             Nine months Ended

                                                                     September 30,                  September 30,

                                                                 1995           1994           1995            1994
                                                              ---------      ---------      ---------       ---------
Sales                                                          $ 377,819     $ 351,716     $1,082,057      $ 935,193


Cost of sales                                                    209,558       208,716        609,366        541,158
                                                               ---------     ---------      ---------      ---------

                                                                168,261        143,000        472,691         394,035
                                                              ---------      ---------      ---------       ---------


Selling, general and administrative
   expenses:
   Salaries and related costs                                    45,260         49,470        147,991         144,890
   Professional fees                                              9,196         11,087         35,157          35,336
   Other                                                         40,646         50,276        130,090         132,886
                                                              ---------      ---------      ---------       ---------
                                                                 95,102        110,833        313,238         313,112
                                                              ---------      ---------      ---------       ---------
Nonoperating income (expense):
   Interest expense                                              (4,728)        (5,124)       (13,641)        (15,667)
   Other income                                                     600            -              772             121
                                                              ---------      ---------      ---------       ---------
   Income before federal income tax
      expense                                                    69,031         27,043        146,584         65,377

Federal income tax expense                                       16,567          8,241         35,180          13,991
                                                              ---------      ---------      ---------       ---------

      Net income                                              $  52,464      $  18,802      $ 111,404       $  51,386
                                                              =========      =========      =========       =========

Net income per common share                                   $     .03      $     .01      $     .06       $     .03
                                                              =========      =========      =========       =========
Weighted average number of common
   shares and equivalents outstanding                         1,666,226      1,661,226      1,664,376       1,661,226
                                                              ---------      ---------      ---------       ---------



See accompanying notes to consolidated financial statements.

                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY

                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                             Nine Months Ended
                                                                                               September 30,
                                                                                         1995              1994
                                                                                      ----------        ----------
Cash flows from operating activities:
   Net income                                                                        $  111,404        $   51,386
   Adjustments to reconcile net income to cash
      provided (used) by operating activities:
      Net realized loss on sale of equipment                                               -                  189
      Depreciation and amortization                                                      25,188            20,272
      Deferred federal income tax expense                                                35,180            13,991
      Increase in accounts receivable - trade                                          (172,847)          (45,663)
      Increase in costs and estimated earnings in
        excess of billings on uncompleted
        codification contracts                                                          (13,533)          (17,300)
      (Increase) decrease in costs of uncompleted
        code supplements                                                                  1,670            (3,541)
      (Increase) decrease in other assets                                                  (612)               70
      Increase accounts payable                                                          13,176            30,522
      Decrease in accrued salaries, commissions,
        and payroll taxes payable                                                       (18,367)           (6,766)
      Increase (decrease) in billings in excess of costs
        and estimated earnings on uncompleted codification
        contracts                                                                       (53,358)           26,176
      Increase in other liabilities                                                        -                1,390
                                                                                     ----------        ----------

        Net cash provided by (used in) operating
           activities                                                                   (72,099)           70,726
                                                                                     ----------        ----------
Cash flows from investing activities:
   Purchase of property and equipment                                                   (33,651)          (14,271)
   Sale of equipment                                                                       -                  210
                                                                                      ----------        ----------

        Net cash used in investing activities                                           (33,651)          (14,061)
                                                                                     ----------       -----------

Cash flows from financing activities:
   Proceeds from note payable to bank                                                   163,585            77,309
   Repayment of note payable to bank                                                    (70,000)         (120,000)
   Principal payments under capital lease obligations                                   (15,355)          (12,900)
   Issuance of treasury stock                                                               250              -
                                                                                     ----------        ----------

        Net cash provided by (used in) financing
         activities                                                                      78,480           (55,591)
                                                                                     ----------        ----------

Net increase (decrease) in cash                                                         (27,270)            1,074

Cash at beginning of year                                                                37,305            16,774
                                                                                     ----------        ----------

Cash at end of period                                                                $   10,035        $   17,848
                                                                                     ==========        ==========


Supplemental cash flow disclosure:
   Interest paid                                                                     $   13,641        $   15,667
                                                                                     ==========        ==========


Supplemental schedule of non-cash investing and financing activities:
   Capital lease obligations of $24,491 were incurred when the Company entered into leases for new equipment in 1994.

See accompanying notes to consolidated financial statements.

                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY

             Notes To Consolidated Financial Statements (Unaudited)


1. The Consolidated Balance Sheet as of September 30, 1995, the Consolidated Statements of Income for the three months and nine months ended September 30, 1995 and 1994, and the Consolidated Statements of Cash Flows for the nine months then ended have been prepared by Westford Group Inc. (the "Company") without an audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flow at September 30, 1995 and for all periods presented, have been made.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these unaudited Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1994. The results of operations for the period ended September 30, 1995 are not necessarily indicative of the results of operations for the full year.



                     (THIS SPACE INTENTIONALLY LEFT BLANK)

                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


Summary
-------

The following table sets forth changes in certain items reflected in the financial data as compared to the indicated prior period.

                                                                              Period to Period Increase
                                                                           Nine Months Ended September 30,
                                                                             1995-94           1994-93
                                                                            ---------         ---------
      Sales                                                                  $ 146,864         $ 130,836
      Cost of sales                                                             68,208            91,716
      Selling, general and administrative expenses                                 126            59,904


Results of Operations
---------------------

The Registrant's business is principally carried on through its wholly owned subsidiary, ALP Corporation. ALP Corporation's sales increased 15.7% during the first nine months of 1995 as compared to the first nine months of 1994. Codification revenue increased 36.4% during the first nine months of 1995 compared to the first nine months of 1994 primarily due to the addition of several significant customers and an accelerated marketing effort.
Subscription services on existing codes of ordinance increased 5.3% due to increased production resulting from new codes prepared during 1994 and production reorganization which resulted in accelerated project completions and commencement of supplementation production. Cost of sales increased 12.6% during the first nine months of 1995 as compared to the first nine months of 1994 due to increases in production salaries and related costs, supplies, maintenance and shipping. Selling, general and administrative expenses remained constant during the first nine months of 1995 as compared to the first nine months of 1994.

ALP Corporation's sales increased 7.4% during the third quarter of 1995 compared to the third quarter of 1994. Codification revenue increased 30.2% during the third quarter of 1995 compared to the third quarter of 1994 due to the addition of several significant customers and the recognition of additional revenues earned on contract escalator clauses. Subscription services on existing codes of ordinance remained constant. Cost of sales remained constant during the third quarter of 1995 compared to the third quarter of 1994. Selling, general and administrative expenses decreased 14.2% during the third quarter of 1995 as compared to the third quarter of 1994 due to decreases in professional fees, commissions and insurance.

Liquidity and Capital Commitments
---------------------------------

Although it is impossible to estimate accurately the future cash flow from the operations of the Company's codification business, management believes its effective capital costs may increase. Management is actively exploring further
avenues for preserving capital and improving liquidity.   As of September 30,
1995, the Company had a revolving credit agreement with a bank to provide a $250,000 note. The credit facility has a maturity date of July 15, 1996, and bears interest at the banks prime rate (8.75% per annum at September 30, 1995). Management does not know of any trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the Company's liquidity, capital resources or results of operations.

                             WESTFORD GROUP, INC.
                                AND SUBSIDIARY

                   Management's Discussion and Analysis of
           Financial Condition and Results of Operations, Continued


Deferred Taxes
--------------

The Company has substantial tax loss carry forwards and temporary differences which give rise to deferred tax assets. Based on an analysis of the likelihood of realizing the Company's gross deferred tax asset, the Company has determined that the recognition criteria set forth in SFAS No. 109, "Accounting for Income Taxes", are not met for the entire gross deferred tax asset and, accordingly, the gross deferred tax asset is reduced by a valuation allowance.

Management believes that it is more likely than not that the net deferred tax asset at September 30, 1995 will be realized primarily through the generation of taxable income during the loss carryforward period. This belief is derived from an analysis of estimated future taxable income that incorporates an increase in sales during the loss carryforward period generated by increases in new contracts and case supplements related to the prior years' new contracts. The Company will need to generate taxable income of approximately $95,000 a year over the next two years in order to realize a significant portion of the net deferred tax assets. After 1996, the amount of taxable income required to realize the remaining net deferred tax assets is approximately $50,000 a year. Historically, there has been an insignificant difference between pre- tax earnings for financial reporting purposes and taxable income for income tax purposes. As is the case with any estimate of future results, there will be differences between assumed and actual economic and business conditions of future periods. Moreover, the estimate may also be affected by unpredictable future events, including, but not necessarily limited to, changes in the Company's capital structure and future acquisitions and dispositions. Therefore, the analysis of estimated future taxable income will be reviewed and updated periodically and any required adjustments, which may increase or decrease the net deferred tax asset, will be made in the period in which the developments on which they are based become known. During 1993, the Company reduced the valuation allowance to reflect managements's revised projection of future taxable income resulting in a $133,837 increase to income in the fourth quarter of 1993.

As of September 30, 1995, the Company has available unused operating loss carryovers for Federal tax and financial statement purposes of approximately $571,000 which expire as follows:

                     1995       $ 57,000               2000       $ 30,000
                     1996       $183,000               2001       $ 17,000
                     1997       $ 52,000               2002       $ 19,000
                     1998       $ 24,000               2003       $ 23,000
                     1999       $ 22,000               2005       $ 34,000
                                                       2009       $110,000

Intangible Asset
----------------

The excess of net assets acquired over the purchase price of approximately $160,000 was allocated to the database acquired. The database is comprised of the municipal code data and related files and has been developed internally. Provision for amortization of the database is based on an estimated useful life of forty years reflecting the long lived nature of municipal codes.


Inflation
---------

Despite relatively low inflation during 1995, the Company has experienced no material adverse consequences with respect to its growth in sales.

                             WESTFORD GROUP, INC.
                                AND SUBSIDIARY

                   Management's Discussion and Analysis of
           Financial Condition and Results of Operations, Continued


Trends
------

The Company's results of operations have varied from quarter to quarter principally because of fluctuations in production results. The Company's experience indicates that sales increase during the second and third quarters as a result of sales to basic code subscribers. The Company expects that such quarterly fluctuations may lessen as the percentage of the Company's new sales are made to clients with fiscal years other than December 31, although there can be no assurance that this will occur.





                     (THIS SPACE INTENTIONALLY LEFT BLANK)

                             WESTFORD GROUP, INC.
                                AND SUBSIDIARY

                         PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)  Exhibits
              --------

              Item 27  Financial Data Scehdule

         (b)  Reports on Form 8-K
              -------------------

              No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1995.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        WESTFORD GROUP, INC.
                                        ---------------------
                                            (Registrant)



Date:   November 3, 1995                By:           Si Sokol
      ----------------------               -----------------------------------

                                                      Si Sokol
                                                     President,
                                           Chairman of Board of Directors,
                                             and Chief Executive Officer
                                            (Principal Executive Officer)




Date:   November 3, 1995                By:           Sally Cress
      ----------------------               -----------------------------------

                                                      Sally Cress
                                               Treasurer, Secretary, and
                                                Chief Financial Officer
                                              and Chief Accounting Officer
                                                (Principal Financial and
                                                   Accounting Officer)