Form 10-K405
period 1995-12-31
WESTFORD GROUP INC
filed 1996-03-18
CIK 22709

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                      0-8254
    December 31, 1995                                  Commission File Number

                               WESTFORD GROUP, INC
             (Exact name of registrant as specified in its charter)

               Ohio                                     31-0854431
   (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                   Identification No.)

  20 East Broad Street, Columbus, Ohio                              43215
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number including area code  (614) 228-2800

Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of Each Exchange on
  Title of Each Class                                  Which Registered

        NONE                                                  NONE

Securities registered pursuant to Section 12(g) of the Act:

                        COMMON SHARES, WITHOUT PAR VALUE

                                (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            YES   X       NO
                                 ---         ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Due to the absence of a significant trading market in the Registrant's Common Shares, the Registrant does not have reliable information on the aggregate market value of its voting stock held by non-affiliates.

As of February 17, 1995, the Registrant had 1,321,226 Common Shares, without par value, outstanding.

                       WESTFORD GROUP, INC. AND SUBSIDIARY

                          1995 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                                                             Page
                                                                                                             ----
                                                      PART I

Item 1.         Business  ...................................................................................   3
Item 2.         Properties  .................................................................................   4
Item 3.         Legal Proceedings  ..........................................................................   4
Item 4.         Submission of Matters to a Vote of Security Holders .........................................   4

                                                      PART II

Item 5.         Market for the Registrant's Common Stock and Related
                    Security Holder Matters .................................................................   5
Item 6.         Selected Financial Data .....................................................................   5
Item 7.         Management's Discussion and Analysis of Financial
                    Condition and Results of Operation ......................................................   6
Item 8.         Financial Statements and Supplementary Data .................................................   9
Item 9.         Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure ....................................................   23

                                                     PART III

Item 10.        Directors and Executive Officers of the Registrant .........................................   24
Item 11.        Executive Compensation .....................................................................   24
Item 12.        Security Ownership of Certain Beneficial Owners and
                    Management .............................................................................   25
Item 13.        Certain Relationships and Related Transactions .............................................   26

                                                      Part IV

Item 14.        Exhibits, Financial Statement Schedules and Reports on
                    Form 8-K ...............................................................................   26

                                     PART I

Item 1.  Business

The Registrant (which term unless otherwise indicated, includes the Registrant and its subsidiary) was incorporated in Ohio in 1972 and was a bank holding company prior to August 15, 1978. Effective as of that date, the Registrant sold all of its controlling interest in the Community National Bank of Mt. Gilead, Ohio ("Mt. Gilead Bank").

Following the disposition of the Mt. Gilead Bank, the intention of the Registrant was to utilize a portion of the sale proceeds to commence operations as a reinsurer in the credit life and disability reinsurance business. These operations, however, were frustrated as a result of shareholder litigation which was eventually settled and dismissed.

On January 12, 1988, American Legal Publishing Corporation ("ALP Corporation"), a newly formed, wholly-owned subsidiary of Westford Group, Inc., purchased substantially all of the assets of AM Comp, Inc., formerly American Legal Publishing Company. The acquired assets consisted generally of inventory, equipment, supplies, computer software, contracts, leasehold interest and various other intangibles. See note 1(f) to the consolidated financial statements.

ALP Corporation's primary business consists of the codification of municipal and county Codes of Ordinances and the supplementing thereof. The services provided by ALP Corporation to a customer in providing codification services include:

       (1) A review of the municipal ordinances of the customer to detect possible conflicts with state and federal law, state and federal constitutions, and state and federal court decisions. This review is done at the specific direction of the customer's attorney.

       (2) A review of the ordinances of the customer to make sure that they do not conflict with other ordinances or the charter, if one exists.

       (3) Suggestions to the customer for changes, additions and deletions to their ordinances. After editorial and indexing work is concluded, the code is enacted into law and published in a loose-leaf form to facilitate regular supplementing to reflect changes in state and local law.

ALP Corporation believes that the additional services it provides in codifying a customer's ordinances distinguish it from competitors.

Most of ALP Corporation's codification contracts include a provision to supplement the customer's code, not less than annually, for a period of five (5) years. Although the agreement may usually be terminated by the customer by written notice prior to ninety (90) days before the anticipated delivery date of the supplement, ALP Corporation has generally been successful in retaining municipalities on supplemental contracts, and in having these contracts renewed prior to expiration.

Some states now require that municipalities and/or counties each have a Code of Ordinances. For this reason, ALP Corporation has prepared and marketed a "Basic Code of Ordinances" to smaller municipalities in these states who do not need or cannot afford a custom Code of Ordinances but who, by adoption of a basic code, can meet state law requirements or receive the economic benefits of having a local code. ALP Corporation has developed this basic or model Code of Ordinances for the states of Ohio, Illinois, Indiana, Kentucky and North Carolina. It has also developed, and is marketing with a Texas firm, a model Code of Ordinances for Texas. In North Carolina and Kentucky, ALP Corporation serves as the official code consultant to the state municipal leagues. Furthermore, in 1985, the State of Kentucky enacted legislation providing grants to municipalities to fund a Code of Ordinances as mandated by state law.

ALP Corporation presently has twenty-seven (27) full-time and one (1) part-time employees. The staff consists of marketing, production, general administrative and editorial personnel, seven (7) of whom have law degrees.

There are approximately twenty-five (25) companies involved in the codification of local government ordinances. Five (5) companies operate on either a national or regional basis, with the rest serving clients only within a relatively small geographic area. ALP Corporation currently represents approximately 825 local governmental units in twenty-five (25) states.

In the past few years, ALP Corporation has worked to develop a strong telemarketing program. The result has been more comprehensive coverage of market areas, an increase in the number of proposals generated, and higher projected sales volume. ALP Corporation intends to establish a consistent direct mail program and to develop a print media advertising campaign.

The success of ALP Corporation's basic code programs has induced the Registrant to continue to search for similar opportunities in other states. Basic code products fill a need at the low end of the price market. They are attractive low cost options for small municipalities who would otherwise forego any code service.

Rapid growth in the codification industry is most easily attainable through acquisition of competitors. In recent years, ALP Corporation held serious discussions with competitors regarding the purchase of such operations by ALP Corporation. However, no agreements have been reached to date.

A logical opportunity for diversification lies in the school textbook market. Nearly all states require the teaching of the rudiments of civics and government in elementary and secondary schools. Educators, however, have noted the lack of suitable texts concerning the basics of state and local government. National publishers, seeking to produce a single book which can be sold nationwide, have produced texts which focus almost entirely on the federal system and which give almost no attention to the extensive differences in the operations of the various states and their local governments.

ALP Corporation, by the nature of its business, enjoys a unique position through which it can provide educational institutions with pertinent social studies topics and other textbook update materials. Presently, the company publishes an educational newsletter which aids teachers in presenting current state and local government issues to students.

Item 2.  Properties

The executive offices of the Registrant are located in an office building at 20 East Broad Street, Columbus, Ohio. The office facilities are shared with other affiliated entities and rental and bookkeeping expenses are allocated among them. The Registrant does not own any materially important property used in its operations.

In August 1991, ALP Corporation relocated to occupy 3,520 square feet of rentable area on the 12th floor of the building located at 432 Walnut Street, Cincinnati, Ohio and effective March 1, 1994, expanded into an additional 2,038 square feet for a total square footage of 5,558 under an operating lease which will expire July 31, 1998. The lease provides for a monthly rental of $4,809, net of reimbursements payable to the lessor for cost of maintenance and operation of the building.

Item 3.  Legal Proceedings

None.

Item 4.  Submission of Matters To a Vote of Security Holders

None.

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holders Matters

(a)    Market information

       There is no established public trading market for the Registrant's shares.

       The Registrant does not have reliable information with respect to high and low bid prices for each quarter.

(b)    Holders

       The number of holders of record of the Registrant's Common Stock as of February 16, 1996 was 2,090.

(c)    Dividends

       There has been no cash dividend declared or paid on the Registrant's outstanding common stock for the two most recent fiscal years. The Registrant's intent is to reinvest earnings to finance its growth for the purpose of improving and increasing both earnings per share and net worth, and therefore it is not anticipated that the Registrant will pay dividends in the foreseeable future.

Item 6.  Selected Financial Data

Selected Income Statement Data:

                                                           Year Ended December 31,
                                    -------------------------------------------------------------------------------
                                       1995             1994              1993             1992             1991
                                       ----             ----              ----             ----             ----
Sales                               $1,389,459       $1,234,981        $1,066,944       $  969,023       $  865,762

Cost of sales                          815,399          731,089           604,439          639,474          516,257

Selling, general and
   administrative
   expenses                            424,917          416,149           353,630          295,881          325,985

Income taxes                            31,579           33,451          (115,100)           2,974            2,290

Income from operations
   before extraordinary
   item                                 99,923           35,246           204,767           10,634            8,779

Extraordinary item                        -                -                 -               2,974            2,290

Cumulative effect of
   change in accounting
   for Federal income
   taxes                                  -                -               17,103             -                -

Net income                          $   99,923       $   35,246        $  221,870       $   13,608       $   11,069

Net income per
   outstanding
   share of common
   stock (1)                        $      .06       $      .02        $      .13       $      .01       $      .01

Average number of
   shares of common
   stock outstanding                 1,664,842        1,661,226         1,661,226        1,661,226        1,316,046

Selected Balance Sheet Data:

                                                                  Year Ended December 31,
                                    -------------------------------------------------------------------------------
                                       1995             1994              1993             1992             1991
Current Assets                      $  552,267       $  406,434        $  421,256       $  336,196       $  357,067
Notes payable
   to bank                              83,594           10,009           139,780          181,120           75,000
Current Liabilities                    266,150          276,422           312,559          348,354          392,224
Working Capital                        286,117          130,012           108,697          (12,158)         (35,157)
Total Assets                           791,060          669,359           719,284          536,078          533,466
Shareholders' Equity                   462,139          361,966           326,720          104,850           91,242

(1) Income per common share has been computed by dividing net income by the weighted average number of common shares outstanding during the year. Common stock equivalents were excluded from the computation in 1992 and 1991 due to their anti-dilutive effect.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Summary

The following table sets forth changes in certain items reflected in the financial data as compared to the indicated prior period.

                                                 Period to Period Increase (Decrease)
                                                       Year Ended December 31,
                                                     1994-95            1993-94
                                                    ---------          ---------
         Sales                                      $ 154,478          $ 168,037
         Cost of sales                                 84,310            126,650
         Selling, general and
          administrative expenses                       8,768             62,519

Results of Operations

The Company's business is principally carried on through its wholly-owned subsidiary, ALP Corporation. ALP Corporation's sales increased 12.5% during 1995 as compared to 1994. Codification revenue increased 5.2% due to the addition of several significant customers primarily resulting from an accelerated marketing effort and the recognition of additional revenues earned on contract escalator charges. Subscription services on existing codes of ordinance increased 17.7% due to production reorganization which resulted in accelerated completion of codification production and commencement of supplementation production. Gross margin increased in 1995 as compared with 1994. However, as sales increased, cost of sales increased 11.5% primarily due to increases in production salaries and related costs, insurance and maintenance expense. Selling, general and administrative expenses increased 2.1% in 1995 as compared to 1994 due to increases in administrative salaries and related costs, legal and professional, advertising and travel.

ALP Corporation's sales increased 15.7% during 1994 as compared to 1993. Codification revenue increased 16.2% during 1994 as compared to 1993 due to the addition of a significant new customer. Subscription services on existing codes of ordinance increased 15.4%. Cost of sales increased 23.2% during 1994 as compared to 1993 due to increases in production supply expense, salaries and rent. Selling, general and administrative expenses increased 17.7% during 1994 as compared to 1993 due to increases in advertising, consulting, rent, sales commissions and travel.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

ALP Corporation's sales for 1993 remained relatively constant compared with 1992. While codification revenue decreased 1.0%, there was a 19.3% increase in supplemental services on existing codes of ordinance. The decrease in codification revenue was primarily due to a reduction in 1992 codification sales which created a shortfall in work-in-process inventory and the transfer of several editorial personnel from codification to supplemental services production during 1993. The increase in supplemental services on existing codes of ordinance resulted from increased production of codes prepared during 1992 and the resulting increased supplemental services thereafter during 1993. Cost of sales decreased 5.5% due to reductions in equipment rental and production supply expenses. Selling, general and administrative expenses increased 19.5% due to an increase in travel, commissions, advertising and insurance.

Liquidity and Capital Resources

Although it is impossible to estimate accurately the future cash flow from the operations of the Registrant's codification business, management believes Registrant's effective capital costs may increase. Management is actively exploring further avenues for preserving capital and improving liquidity. As of December 31, 1995, the Company had a revolving credit agreement with a bank to provide a $250,000 note. The credit facility has a maturity date of July 15, 1996, and bears interest at the banks prime rate (8.5% per annum at December 31, 1995). Management does not know of any trends, events or uncertainties that will have or that are reasonably likely to have material effect on the Registrant's liquidity, capital resources or results of operations.

Factors to Consider Forward Looking

Management has undertaken several initiatives in 1995 which should favorably impact operating performance in 1996, although there can be no assurance that a favorable impact will result. Significant cost-cutting measures have been implemented in an effort to reduce overhead and production-related expenses. Increased market penetration should position the Company to take advantage of a number of growth opportunities in the future.

Management has restructured a number of production functions intended to improve the Company's productivity going forward. Reassignment of experienced production staff to selected line positions should provide increased efficiencies. Additional efficiencies should result from the introduction of new production equipment and production flows utilizing optical scanners, a computer communications network and a high capacity printer.

The Company expects to continue expanding its direct sale force, which should allow the Company to increase its market penetration. These activities will be directed toward selected market niches where management believes the Company will be able to provide customers with additional services which distinguish it from competitors.

Deferred Taxes

The Company has substantial tax loss carryforwards and temporary differences which give rise to deferred tax assets. Based on an analysis of the likelihood of realizing the Company's gross deferred tax asset, the Company has determined that the recognition criteria set forth in SFAS No. 109, "Accounting for Income Taxes", are not met for the entire gross deferred tax asset and, accordingly, the gross deferred tax asset is reduced by a valuation allowance.

Management believes that it is more likely than not that the net deferred tax asset at December 31, 1994 will be realized primarily through the generation of taxable income during the loss carryforward period. This belief derives from an analysis of estimated future taxable income that incorporates an increase in sales during the loss carryforward period generated by increases in new contracts and code supplements related to the prior years new contracts. The Company will need to generate taxable income of approximately $95,000 a year over the next two years in order to realize a significant portion of the net deferred tax assets. After 1996, the amount of taxable income required to realize the remaining net deferred tax assets is approximately

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

$50,000 a year. Historically, there has been an insignificant difference between pre-tax earnings for financial reporting purposes and taxable income for income tax purposes. As is the case with any estimate of future results, there will be differences between assumed and actual economic and business conditions of future periods. Moreover, the estimate may also be affected by unpredictable future events, including, but not necessarily limited to, changes in the Company's capital structure and future acquisitions and dispositions. Therefore, the analysis of estimated future taxable income will be reviewed and updated periodically and any required adjustments, which may increase or decrease the net deferred tax asset, will be made in the period in which the developments on which they are based become known. During 1993, the Company reduced the valuation allowance to reflect management's revised projection of future taxable income resulting in a $133,837 increase to income in the fourth quarter of 1993.

As of December 31, 1995, the Company has available unused operating loss carryovers for Federal tax and financial statement purposes of approximately $436,000 which expire as follows:

                1996       $104,000               2001        $ 17,000
                1997       $ 53,000               2002        $ 19,000
                1998       $ 24,000               2003        $ 23,000
                1999       $ 22,000               2005        $ 34,000
                2000       $ 30,000               2009        $110,000



Intangible Asset

The excess of AM Comp, Inc.'s net assets acquired over the purchase price of approximately $160,000 was allocated to the database. The database is comprised of the municipal code data and related files and has been developed internally. Provision for amortization of the database is based on an estimated useful life of forty years reflecting the long lived nature of municipal codes.

Recently Issued Accounting Standards

The Financial Accounting Standards Board ("FASB") periodically issues Statements of Financial Accounting Standards ("SFAS"), some of which require implementation by a date falling after the close of the Company's fiscal year.

FASB has issued SFAS No. 123, "Accounting for Stock-Based Compensation," which is effective for fiscal years beginning after December 15, 1995. This accounting standard encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees based on the new fair value accounting rules. Companies that choose not to adopt the new rules will continue to apply the existing accounting rules contained in Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Company does not offer stock-based compensation to its employees and therefore is not subject to the provisions of SFAS No. 123.

Inflation

Management does not consider the impact of changing prices to be material in the analysis of the Company's overall operations.

Trends

The Company's results of operations have varied from quarter to quarter principally because of fluctuations in production results. The Company's experience indicates that sales increase during second and third quarters as a result of sales to basic code subscribers. The Company expects that such quarterly fluctuations may lessen as the percentage of the Company's new sales are made to clients with fiscal years other than December 31, although there can be no assurance that this will occur.

Item 8.  Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

     Included in Part II of this report:

     Independent Auditors' Reports

     Consolidated Balance Sheets as of December 31, 1995 and 1994

     Consolidated Statements of Operations for the years ended December 31, 1995, 1994 and 1993

     Consolidated Statements of Shareholders' Equity for the years ended December 31, 1995, 1994 and 1993

     Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993

     Notes to Consolidated Financial Statements

                      (THIS SPACE INTENTIONALLY LEFT BLANK)

                        Report of Independent Accountants

The Board of Directors
   and Stockholders
Westford Group, Inc.:

We have audited the consolidated balance sheets of Westford Group, Inc. and subsidiary as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity, and cash flows, for each of the years in the three-year period ended December 31, 1995, as listed in Item 8 of this Form 10-K. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Westford Group, Inc. and subsidiary as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.


                                        /s/ COOPERS AND LYBRAND, L.L.P.

Columbus, Ohio
February 23, 1996

                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY

                           Consolidated Balance Sheets

                           December 31, 1995 and 1994

                            Assets                                            1995                1994
                            ------                                          --------            --------
Current:
   Cash                                                                     $ 26,794            $ 37,305
   Accounts receivable - trade                                               316,452             177,370
   Costs and estimated earnings in excess of billings on
      uncompleted codification contracts (note 2)                            154,207             129,511
   Costs of uncompleted code supplements                                      27,661              28,365
   Deferred taxes (note 7)                                                    24,948              31,815
   Other assets                                                                2,205               2,068
                                                                            --------            --------
              Total current assets                                           552,267             406,434

Deferred taxes (note 7)                                                       42,225              66,937
Property and equipment, net (notes 3 and 4)                                   64,044              59,323
Intangible asset, net of accumulated amortization of
  $33,131 in 1995 and $28,989 in 1994 (note 1(f))                            132,524             136,665
                                                                            --------            --------
                                                                            $791,060            $669,359
                                                                            ========            ========

                                                                     (Continued)

                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY

                     Consolidated Balance Sheets, Continued

            Liabilities and Shareholders' Equity                               1995                1994
            ------------------------------------                               ----                ----
Current Liabilities:
   Note payable - bank (note 4)                                             $   83,594          $   10,009
   Debenture payable (note 6)                                                     -                 50,000
   Accounts payable                                                             59,845              42,024
   Accrued salaries, commissions and payroll taxes
      payable                                                                   62,984              72,930
   Billings in excess of costs and estimated earnings on
      uncompleted codification contracts (note 2)                               41,527              80,741
   Current portion of capital lease obligations (note 5)                        18,200              20,718
                                                                            ----------          ----------
            Total current liabilities                                          266,150             276,422

Capital lease obligations, less current portion (note 5)                        12,771              30,971

Debenture payable (note 6)                                                      50,000                -
                                                                            ----------          ----------
            Total liabilities                                                  328,921             307,393
                                                                            ----------          ----------
Commitments (note 5)

Series two serial redeemable preference stock, 500 shares
   authorized (note 6)                                                             -                   -
                                                                            ----------          ----------

Shareholders' Equity:
   Serial preference stock, without par value:
      Series one serial preference, authorized 100 shares;
         none issued          -                                                    -                   -
   Class A preferred shares, par value $2,285; authorized
      500 shares; none issued                                                      -                   -
   Class B preferred shares, par value $500; authorized
      4,000 shares; none issued                                                    -                   -
   Common stock, without par value; authorized 2,000,000
      shares; 1,434,202 shares issued (note 8)                                 871,286             871,286
   Additional paid-in capital                                                  788,739             789,779
   Accumulated deficit                                                      (1,168,743)         (1,268,666)
                                                                            ----------          ----------
                                                                               491,282             392,399


   Less:  Treasury stock, at cost (112,976 common shares
               at December 31, 1995 and 117,976 at December
               31, 1994)                                                       (29,143)            (30,433)
                                                                            ----------          ----------
            Total shareholders' equity                                         462,139             361,966
                                                                            ----------          ----------

                                                                            $  791,060          $  669,359
                                                                            ==========          ==========


See accompanying notes to consolidated financial statements.

                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY

                      Consolidated Statements of Operations

                  Years Ended December 31, 1995, 1994, and 1993

                                                                            1995               1994               1993
                                                                        ----------         ----------         ----------
Sales                                                                   $1,389,459         $1,234,981         $1,066,944

Cost of sales                                                              815,399            731,089            604,439
                                                                        ----------         ----------         ----------
                                                                           574,060            503,892            462,505
                                                                        ----------         ----------         ----------
Selling, general and administrative expenses:
   Salaries and related costs                                              207,719            200,292            170,301
   Professional fees                                                        45,709             47,584             44,315
   Other                                                                   171,489            168,273            139,014
                                                                        ----------         ----------         ----------
                                                                           424,917            416,149            353,630
                                                                        ----------         ----------         ----------
Non-operating income (expense):
   Interest expense                                                        (18,563)           (19,576)           (21,473)
   Other income                                                                922                530              2,265
                                                                        ----------         ----------         ----------
                                                                           (17,641)           (19,046)           (19,208)
                                                                        ----------         ----------         ----------
      Income before federal income tax
         (benefit) expense and cumulative
         effect of accounting change                                       131,502             68,697             89,667

Federal income tax (benefit) expense (note 7)                               31,579             33,451           (115,100)
                                                                        ----------         ----------         ----------
      Income before cumulative effect of
         accounting change                                                  99,923             35,246            204,767

Cumulative effect of change in accounting
   for federal income taxes (note 7)                                          -                  -                17,103
                                                                        ----------         ----------         ----------
      Net income                                                        $   99,923         $   35,246         $  221,870
                                                                        ==========         ==========         ==========
Net income per common share:
   Before extraordinary item                                            $      .06         $      .02         $      .12
   Cumulative effect of accounting change                                     -                  -                   .01
                                                                        ----------         ----------         ----------
      Net income                                                        $      .06         $      .02         $      .13
                                                                        ==========         ==========         ==========
Weighted average number of common shares and
   equivalents outstanding                                               1,664,842          1,661,226          1,661,226
                                                                        ----------         ----------         ----------


See accompanying notes to consolidated financial statements.

                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY

                 Consolidated Statements of Shareholders' Equity

                  Years Ended December 31, 1995, 1994, and 1993

                                                 Additional                                     Total
                                     Common       paid-in      Accumulated     Treasury     shareholders'
                                     stock        capital       deficit         stock          equity
                                    --------    ----------    -----------     ---------     -----------
Balance December 31, 1992           $871,286    $  789,779    $(1,525,782)    $ (30,433)    $   104,850

  Net income                            -             -           221,870          -            221,870
                                    --------    ----------    -----------     ---------     -----------
Balance December 31, 1993            871,286       789,779     (1,303,912)      (30,433)        326,720

  Net income                            -             -            35,246          -             35,246
                                    --------    ----------    -----------     ---------     -----------
Balance December 31, 1994            871,286       789,779     (1,268,666)      (30,433)        361,966

  Net income                            -             -            99,923          -             99,923
  Issuance of 5,000 treasury shares     -           (1,040)          -            1,290             250
                                    --------    ----------    -----------     ---------     -----------
Balance December 31, 1995           $871,286    $  788,739    $(1,168,743)    $ (29,143)    $   462,139
                                    ========    ==========    ===========     =========     ===========


See accompanying notes to consolidated financial statements.

                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                  Years Ended December 31, 1995, 1994 and 1993
                           Increase (Decrease) in Cash

                                                                              1995             1994              1993
                                                                           ----------       ----------        ----------
Cash flows from operating activities:
   Net income                                                              $   99,923       $   35,246        $  221,870
   Adjustments to reconcile net income to cash
     provided by (used in) operating activities:
      Net realized (gain) loss on sale of equipment                              (800)             189              -
      Depreciation and amortization                                            34,495           28,130            31,904
      Deferred federal income tax (benefit)
         expense                                                               31,579           33,451          (132,203)
      (Increase) decrease in accounts
        receivable - trade                                                   (139,082)          71,662           (71,923)
      Increase in costs and estimated earnings
        in excess of billings on uncompleted
        codification contracts                                                (24,696)         (21,360)             (967)
      (Increase) decrease in costs of uncompleted
        code supplements                                                          704           (3,192)            5,038
      (Increase) decrease in other assets                                        (137)             103             2,231
      Increase (decrease) in accounts payable                                  17,821           (3,181)           (3,402)
      Increase (decrease) in accrued salaries,
         commissions and payroll taxes payable                                 (9,946)          21,167               116
      Increase (decrease) in billings in excess
         of costs and estimated earnings on
         uncompleted codification contracts                                   (39,214)          19,934             2,910
      Decrease in other liabilities                                              -                -                 (148)
                                                                           ----------       ----------        ----------
         Net cash provided by (used in) operating
            activities                                                        (29,353)         182,149            55,426
                                                                           ----------       ----------        ----------
Cash flows from investing activities:
   Purchase of property and equipment                                         (35,075)         (14,271)           (1,878)
   Sale of equipment                                                              800              210              -
                                                                           ----------       ----------        ----------
         Net cash used in investing activities                                (34,275)         (14,061)           (1,878)
                                                                           ----------       ----------        ----------

                                                                     (Continued)

                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY

                Consolidated Statements of Cash Flows, Continued

                                                                              1995             1994              1993
                                                                           ----------       ----------        ----------
Cash flows from financing activities:
   Proceeds from note payable to bank                                         203,585          150,229            78,660
   Repayment of note payable to bank                                         (130,000)        (280,000)         (120,000)
   Principal payments under capital lease
     obligations                                                              (20,718)         (17,786)          (12,724)
   Issuance of treasury stock                                                     250             -                 -
                                                                           ----------       ----------        ----------
         Net cash provided by (used in) financing
            activities                                                         53,117         (147,557)          (54,064)
                                                                           ----------       ----------        ----------
Net increase (decrease) in cash                                               (10,511)          20,531              (516)
                                                                           ----------       ----------        ----------
Cash at beginning of year                                                      37,305           16,774            17,290
                                                                           ----------       ----------        ----------
Cash at end of year                                                        $   26,794       $   37,305        $   16,774
                                                                           ==========       ==========        ==========

Supplemental cash flow disclosure:
   Interest paid                                                           $   18,562       $   19,576        $   21,473
                                                                           ==========       ==========        ==========


Supplemental Schedule of non-cash investing and financing activities:
 Capital lease obligations of $24,491 and $15,925 were incurred when the Company entered into leases for new equipment in 1994 and 1993, respectively.

See accompanying notes to consolidated financial statements.

                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 1995, 1994, and 1993

(1)     Summary of Significant Accounting Policies

        The accompanying consolidated financial statements include the following significant accounting policies:

        (a)   Consolidation Policy

                The accompanying financial statements include the accounts of
                   Westford Group, Inc. (the Company) and its wholly-owned subsidiary, American Legal Publishing Corporation (ALP Corporation). ALP Corporation is engaged in the codification of municipal and county codes of ordinances and the supplementing thereof. All significant intercompany transactions and balances have been eliminated in this consolidation.

                The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Note 1(b)).

        (b)   Revenue and Cost Recognition

                Revenue from municipal code contracts is recognized on the percentage-of-completion method; completion is measured based on the percentage of direct labor costs incurred to date to estimated direct labor costs for each contract. While management uses available information to estimate total direct labor costs on each contract, actual experience may vary from estimated amounts. Under this method, the costs incurred and the related revenues are included in the statement of operations as work progresses. Adjustments to contract cost estimates are made in the periods in which the facts which require such revisions become known. If a revised estimate indicates a loss, such loss is provided for in its entirety. The amount by which revenues are earned in advance of contractual collection dates is an unbilled receivable and the amount by which contractual billings exceed earned revenues is unrealized revenue which is carried as a liability.

                Revenue from code supplements is recognized on the
                   completed-contract method because the typical supplement is completed in approximately two months. No progress payments are billed due to the short production time and the low average supplement contract price. Supplement contracts in process are valued at the lower of cost or contract price less estimated cost of completion. The asset, "Costs of uncompleted code supplements," represents all supplement costs incurred to date. Provisions for estimated losses on uncompleted contracts are made in the period in which losses are determined.

                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY

              Notes to Consolidated Financial Statements, Continued

        (c)   Property and Equipment

                Property and equipment are recorded on a cost basis.
                   Depreciation is computed using the straight-line method in amounts adequate to amortize costs over the estimated useful life of the applicable asset. Equipment under capital leases is stated at the present value of the net minimum lease payments and is amortized over the lease term. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized as income for the period. The cost of maintenance and repairs is charged to income as incurred; significant renewals and betterments are capitalized.

        (d)   Federal Income Taxes

                Westford Group, Inc. files a consolidated Federal income tax return with its subsidiary. Deferred tax liabilities and assets have been recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred income taxes for temporary differences between financial statement and income tax bases of assets and liabilities and net operating loss carryforwards are recognized at the average graduated tax rate for the estimated amount of taxable income in future years.

        (e)   Net Income Per Common Share

                Net income per common share is computed on the basis of the weighted average number of common shares outstanding during the year, including the outstanding convertible debenture, which is included as a common stock equivalent.

        (f)   Intangible Asset

                During 1988, the Company acquired substantially all the assets of AM Comp, Inc., in an acquisition accounted for as a purchase. The excess of AM Comp, Inc.'s net assets acquired over the purchase price of $165,654 was allocated to the database. The database is comprised of the municipal code data and related files. Provision for amortization of the database is based on an estimated useful life of forty years and is computed on the straight-line method.

                In March 1995, the FASB issued SFAS No.121, "Accounting for the
                   Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed" which requires that long-lived assets be evaluated for impairment and establishes guidance for recognizing and measuring impairment losses. This statement applies to financial statements for fiscal years beginning after December 15, 1995. Management does not believe that the adoption of this statement will have a significant impact on the financial statements.

                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY

              Notes to Consolidated Financial Statements, Continued

(2)     Uncompleted Contracts

        Costs on uncompleted codification contracts were $771,893 and $817,191 and billings to date on those contracts were $659,213 and $768,421 at December 31, 1995 and 1994, respectively. The excess of costs and estimated earnings over billings to date are presented in the accompanying consolidated balance sheets.

(3)     Property and Equipment

        Property and equipment at December 31, consists of the following:

                                                                        1995                  1994
                                                                     ----------            ----------
               Machinery and equipment                               $  126,111            $  100,281
               Furniture and fixtures                                     6,897                 6,897
               Capital lease equipment                                   83,916                83,916
                                                                     ----------            ----------
                                                                        216,924               191,094
               Less:  accumulated depreciation and
                 amortization                                          (152,880)             (131,771)
                                                                     ----------            ----------
                                                                     $   64,044            $   59,323
                                                                     ==========            ==========

(4)     Note Payable - Bank

        The Company has a revolving credit agreement with a bank to provide a $250,000 note with repayment on demand by the lender with a maturity of July 15, 1996. The Company had an outstanding balance of $83,594 at December 31, 1995 and $10,009 at December 31, 1994 under this arrangement. Advances under the revolving credit line bear interest payable quarterly at the lending bank's prime rate (8.5% at December 31, 1995).

        The note is personally guaranteed by the Company's Chief Executive
           Officer up to $100,000 plus accrued interest and collateralized by the assignment of the Company's property and equipment and accounts receivable.

                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY

              Notes to Consolidated Financial Statements, Continued

(5)     Leases

        The Company's office facilities are shared with other affiliated entities and rental and bookkeeping expenses are allocated among them. The Company's share of these expenses were $2,940 in 1995, 1994 and 1993.

        ALP Corporation occupies space under an operating lease which will expire July 31, 1998.

        The following is a schedule of ALP Corporation's future minimum lease payments for capital and operating leases as of December 31, 1995.

                                                               Capital          Operating
                   Year ending                                  lease             leases
                   -----------                                  -----             ------
                         1996                                 $  20,346         $  48,262
                         1997                                     6,124            48,262
                         1998                                     6,124            28,153
                         1999                                     2,040              -
                                                              ---------         ---------
        Total minimum lease payments                             34,634         $ 124,677
                                                                                =========
        Less: Amount representing interest                        3,663
                                                              ---------
        Present value of net minimum
           lease payments                                        30,971

        Less: Current installments of
           obligations under capital lease                       18,200
                                                              ---------
        Long-term obligation under capital
         lease                                                $  12,771
                                                              =========

        Total rental expenses under operating leases were $58,751, $56,354, and $43,252 in 1995, 1994 and 1993, respectively. Included in accumulated depreciation and amortization is $58,077 and $42,179 of accumulated amortization applicable to capital lease equipment at December 31, 1995 and 1994, respectively.

(6)     Debenture Payable

        On August 7, 1992, a resolution was adopted by the Company to authorize a $50,000 convertible subordinated debenture, due December 31, 1995, issued to Bancinsurance Corporation, an affiliate of the Company through a common officer and principal shareholder. Each $1,000 of principal is convertible into 6,900 shares of common stock at the holder's option. The debenture may be prepaid, in whole or in part, by the Company upon thirty days prior written notice without penalty. Interest accrues at the rate of ten percent per annum and is payable quarterly on the last day of each March, June, September, and December until the principal sum has been paid. In the event of default, all obligations shall become immediately due and payable at the option of the holder. On December 1, 1995, a resolution was adopted by the Company to renew the debenture. The maturity was extended to December 31, 2000.

                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY

              Notes to Consolidated Financial Statements, Continued

(7)     Federal Income Taxes

        Deferred income taxes for 1995 and 1994 reflect the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured on an income tax basis. Temporary differences and carryforwards which give rise to the net deferred tax asset at December 31, are as follows:

                                                                                 1995                       1994
                                                                              ---------                  ---------
         Deferred tax assets

            Tax operating loss carryforwards                                  $ 108,474                  $ 141,047

            Valuation allowance                                                  (9,495)                   ( 9,495)

            Intangible asset                                                    (31,806)                   (32,800)
                                                                              ---------                  ---------
               Net deferred tax asset                                            67,173                     98,752

            Less current portion                                                (24,948)                   (31,815)
                                                                              ---------                  ---------
               Non-current deferred tax asset                                    42,225                     66,937
                                                                              ---------                  ---------

        As of December 31, 1995, the Company has net operating loss ("NOL") carryforwards of approximately $435,640 which expire at various dates through 2009. The valuation allowance represents the portion of these net operating loss carryforwards at enacted tax rates not expected to be utilized through future taxable income. Net deferred tax assets and federal income tax expense in future years can be significantly affected by changes in enacted tax rates or by unexpected adverse events that would impact management's conclusions as to the ultimate realizability of deferred tax assets.

        The provision for Federal income taxes at December 31, consists of the following:

                                                                                  1995            1994            1993
                                                                               ---------       ---------       ---------
              Deferred, amortization of intangible
                asset                                                          $    (994)      $  (1,035)      $  (1,035)

                Utilization of NOL                                                32,573          13,209          19,772

                Expiration of unutilized NOL                                        -             21,277            -

                Adjustment of valuation allowance
                     for revised income projection                                  -               -           (133,837)
                                                                               ---------       ---------       ---------
                     Total deferred                                               31,579          33,451        (115,100)
                                                                               ---------       ---------       ---------
                        Federal income tax (benefit)
                           expense                                             $  31,579       $  33,451       $(115,100)
                                                                               =========       =========       =========

                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY

              Notes to Consolidated Financial Statements, Continued

           For 1995, 1994 and 1993, the Federal income tax expense differs from the amount computed by applying the normal tax rate of 34% to income before Federal income taxes as follows:

                                                                          1995            1994            1993
                                                                        ---------       ---------       ---------
              Expected tax                                              $  44,711       $  23,357       $  30,487
              Officers life insurance                                         305             235             219
              Graduated rate differential                                 (13,437)        (11,418)        (11,969)
              Adjustment of valuation allowance
                for revised income projection                                -               -           (133,837)
              Adjustment for net operating loss
                carryforwards expiring in 1994
                but not utilized                                             -             21,277            -
                                                                        ---------       ---------       ---------
              Federal income tax (benefit)
                expense                                                 $  31,579       $  33,451       $(115,100)
                                                                        =========       =========       =========

(8)     Common Stock

        During 1995, the Company issued 5,000 shares of treasury stock to an officer as a performance bonus. An amount equal to the fair value of the shares issued ($250) has been charged to expense.

(9)     Subsequent Events

        On March 1, 1996, the Company implemented the American Legal Publishing
           Corporation Employee 401(K) Plan (the "401(K) Plan"). The 401(K) Plan is available to full-time employees who meet the 401(K) Plan's eligibility requirements. Under the 401(K) Plan, the Company matches 50% of the qualified employee's contribution up to 6%.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant

                                                                                      Originally
                                                                                      elected to
Name                                 Age              Position                          office
----                                 ---              --------                        ----------
Si Sokol                              68              Chairman and Director               1972
                                                      President                           1980

John Page                             61              Director                            1981

James Davis                           61              Director                            1981

David White                           59              Director                            1981

John Sokol                            33              Director                            1990

Steve Wolf                            44              President American Legal            1988
                                                      Publishing, Inc.

Sally Cress                           41              Treasurer                           1985
                                                      Secretary                           1985


In addition to his positions with the Registrant, Si Sokol has been Chairman of the Board of Bancinsurance Corporation since 1970 and Chairman of the Board of Ohio Indemnity Company since 1969. He became President and Director of Bancinsurance Corporation and President of Ohio Indemnity Company in 1980. Bancinsurance Corporation, whose common stock is registered pursuant to Section 12 of the Securities Exchange Act of 1934, and its wholly-owned property and casualty insurance subsidiary, Ohio Indemnity Company, are engaged in the underwriting and sales of specialized property and casualty insurance. In addition, Mr. Sokol serves as President of BCIS Services, Inc. and is a Director of Fifth Third Bank, Columbus, Ohio. Mr. Sokol is the father of John Sokol.

John Page is currently a Loan Officer at Charter One Bank, FSB. He was formerly President of Developers Mortgage Company from August 1986 to August 1987. Mr.Page retired from the Board for personal reasons, effective December 31, 1995.

James R. Davis joined Ohio Indemnity in 1989 as the Administrator of Ohio Indemnity's Bonded Service Program and was elected a Vice President of the Ohio Indemnity Company in 1992. He has served as a Director of Ohio Indemnity and Bancinsurance Corporation since 1987 and as Vice President of BCIS Services, Inc. since 1993. From 1986 to 1989, Mr. Davis served as an independent consultant to third party administrators of self-insured workers' compensation programs. He acted as President and Director of James R. Davis & Associates, Inc., a corporation providing cost management services, from 1980 to 1986, which he sold in 1985. He was President of Gates, McDonald & Company, a corporation providing cost management services from 1971 to 1979.

David White has been President of Oakfield Convalescent Center since 1979 to the present date. He was also President of White Realty Company from 1972 to 1981, a real estate company.

Item 10.       Directors and Executive Officers of the Registrant (continued)

John Sokol, son of Si Sokol, became a Director of Bancinsurance Corporation and Ohio Indemnity Company in 1990. In addition, he has been Vice President of Bancinsurance Corporation and Ohio Indemnity since 1993. He acted as Treasury Officer, Capital Markets, at The Chemical Banking Corp. of New York, formerly Manufacturers Hanover, from January 1992 to June 1993. From August 1989 to January 1992, he was an Associate, Corporate Banking at Manufacturers Hanover, now The Chemical Banking Corp. of New York. In May 1989, he received a Masters of Business Administration Degree from Vanderbilt University. From 1985 to 1987, he was a Client Services Manager with Financial Guaranty Insurance Company.

Stephen Wolf has been the President of American Legal Publishing Corporation since its incorporation in 1988. He was formerly President of American Legal Publishing Company from 1984 to 1988, and served in other positions including Staff Attorney and Vice President from 1979 to 1984. In addition, Mr. Wolf has been an elected official of the City of Mt. Healthy, Ohio, serving as Law Director from 1980 to 1983, as a Councilperson from 1984 to 1985 and as Mayor from 1988 to the present.

Sally Cress has been Secretary and Treasurer of the Registrant as well as of Bancinsurance Corporation and Ohio Indemnity Company since March 1985. She also serves as a Director of Ohio Indemnity Company and as Secretary and Treasurer of BCIS Services, Inc. Mrs. Cress is a Certified Public Accountant.

There are no arrangements or understandings between any of the officers and directors of the Registrant and other persons relating to their selections as officers and directors.

All Directors of the Registrant serve a term of one year or until their successors are elected and qualified. The officers serve at the discretion of the Board of Directors.

Section 16(a) of the Securities Exchange Act of 1934 requires the Registrant's officers and directors, and greater than 10% shareholders, to file reports of ownership and changes in ownership of the Registrant's securities with the Securities and Exchange Commission (SEC). Copies of the reports are required by SEC regulation to be furnished to the Registrant. Based on its review of such reports and written representations from reporting persons, the Registrant believes that, during fiscal 1995, all filing requirements were complied with.

Item 11.       Executive Compensation

The table below shows the cash compensation paid or accrued by the Registrant during the fiscal years ended December 31, 1995, 1994 and 1993, respectively, to the Chief Executive Officer of the Registrant. During the fiscal year ended December 31, 1995, 1994 and 1993, respectively, no other executive officer received cash compensation in excess of $100,000 (based on salary and bonus).

                           SUMMARY COMPENSATION TABLE


(a)                                   (b)                   (i)
Name and Principal                                          All Other
Position                             Year                   Compensation($)(1)
--------------------------------------------------------------------------------
Si Sokol
Chairman, President                  1995                   10,600
Chief Executive
Officer                              1994                   10,450

                                     1993                   10,600

------------------

(1) This amount includes $10,000 in consulting fees paid to Mr. Sokol. Additionally, $600, $450 and $600 in directors fees were paid to Mr. Si Sokol during 1995, 1994 and 1993, respectively. Mr. Sokol did not receive any other compensation from the Registrant.

Compensation Pursuant to Plans:

The Registrant has no annuity, pension, retirement stock option, stock appreciation or similar plans for its officers or employees.

On March 1, 1996, the Company implemented the American Legal Publishing Corporation Employee 401(K) Plan (the "401(K) Plan"). The 401(K) Plan is available to full-time employees who meet the 401(K) Plan's eligibility requirements. Under the 401(K) Plan, the Company matches 50% of the qualified employee's contribution up to 6%.

Compensation of Directors:

The Registrant pays each director a fee of $150 per meeting for attending meetings of the Board of Directors.

Item 12.       Security Ownership of Certain Beneficial Owners and Management

The following table sets forth: (i) the name and address of each person known by the Registrant to be the beneficial owner of more than 5% of any class of the Registrant's voting securities and each director and each officer named in the Summary Compensation Table of the Registrant; and (ii) the number and percent of the Registrant's common shares beneficially owned by each such person and by all directors and officers of the Registrant as a group as of December 31, 1995:

                                                      Number of Shares                  Percent
Name of Beneficial                                       Beneficially                      of
      Owner                                              Owned (1,2)                   Class (2)
------------------                                    ----------------                 ---------
James R. Davis                                                2,000                       0.2%
Director
6064 Olentangy River Road
Worthington, Ohio 43085

John Page (4)                                                 2,000                       0.2%
Director
161 Vicary Hill Lane NE
Canton, Ohio  44714

David White                                                  25,000                       1.9%
Director
1635 Peace Place
Columbus, Ohio  43209

John S. Sokol                                                74,250 (3)                   5.6%
Director
2346 Fishinger Road
Columbus, Ohio  43221

Barbara Sokol                                               726,773 (3)                  55.0%
2346 Fishinger Road
Columbus, Ohio  43221

Si Sokol                                                    726,773 (3)                  55.0%
Chairman and President
2346 Fishinger Road
Columbus, Ohio  43221

All Directors and Officers                                  780,023                      59.0%
as a group (six persons)

(1) Except as otherwise noted, none of the named individuals shares with another person either voting or investment power as to the shares reported.

(2) Calculated on the basis of the number of outstanding shares plus the number of shares a person has the right to acquire within 60 days of December 31, 1995.

(3) Includes 300,300 common shares owned by Barbara Sokol as trustee, including 50,000 as trustee for John Sokol, and 426,473 common shares owned by Si Sokol, her husband. The rules of the Securities and Exchange Commission require that Mr. and Mrs. Sokol's shares be aggregated for purposes of this disclosure; however, Mr. and Mrs. Sokol each disclaim any beneficial ownership of the other's shares.

(4) Mr. Page retired from the Board for personal reasons, effective December 31, 1995.

Item 13. Certain Relationships and Related Transactions

See Item 2, Properties.

                                     PART IV

Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)    Exhibits

       3(a) Amended Articles of Incorporation (reference is made to Exhibit 3(a) of Form 10-K for the fiscal year ended December 31, 1986 (file number 0-8254), which is incorporated herein by reference).

       3(b) Amended Articles of Incorporation (reference is made to Exhibit 3(b) of Form 10-K for the fiscal year ended December 31, 1988 (file number 0-8254), which is incorporated herein by reference).

       3(c) Amended Code of Regulations (reference is made to Exhibit 3(b) of Form 10-K for the fiscal year ended December 31, 1980 (file number 0-8254), which is incorporated herein by reference).

       10 Acquisitions. Asset Purchase Agreement among American Legal Publishing Corporation, the Registrant, American Legal Corporation and AM Comp, Inc. dated January 12, 1988 (references made to Exhibit 10 of Form 10-K for the fiscal year ended December 31, 1987 (file number 0-8254), which is incorporated herein by reference).

       21      Subsidiaries of the Registrant.

       27      Financial Data Schedule.

(b)    Financial Statement Schedules

       Financial Statement schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or notes thereto.

(c)    Reports on Form 8-K

       No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 1995.

                                   Signatures

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                            Westford Group, Inc.
                                                            (Registrant)

                                            3/15/96          By      Si Sokol
                                            -------             ----------------
                                             DATE                    Si Sokol

                                                          Chairman of Board of
                                                        Directors, President and
                                                         Chief Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, which include the Chief Executive Officer, the Chief Financial Officer and a majority of the Board of Directors, on behalf of the Registrant and in the capacities and on the dates indicated:

 3/15/96                   Si Sokol                   3/15/96                 Sally Cress
---------             ------------------              -------                 -----------
  DATE                     Si Sokol                    DATE                   Sally Cress
                       Chairman of Board of                               Treasurer, Secretary
                     Directors, President and                            Chief Financial Officer
                     Chief Executive Officer                              and Chief Accounting
                                                                                 Officer

 3/15/96                 David J. White               3/15/96                   John Page
---------             ------------------              -------                 -----------
  DATE                   David J. White                DATE                     John Page
                            Director                                            Director

 3/15/96                James R. Davis                3/15/96                  John Sokol
---------             ------------------              -------                 -----------
  DATE                  James R. Davis                 DATE                    John Sokol
                            Director                                            Director