Form 10-Q
period 1996-03-31
WESTFORD GROUP INC
filed 1996-05-14
CIK 22709

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended        MARCH 31, 1996            COMMISSION FILE NUMBER 0-8254
                 ----------------------------    -------------------------------



                              WESTF0RD GROUP, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             OHIO                                               31-0854431
- -------------------------------                            -------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

  20 EAST BROAD STREET, COLUMBUS, OHIO                              43215
- --------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number including area code                (614) 228-2800
                                                               ----------------



                                    NONE
- --------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                          YES   X       NO
                                             -------      --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

             Class                           Outstanding at March 31, 1996
- -------------------------------            -------------------------------
Common stock, without par value                        1,321,226

                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY

                                      INDEX
                                      -----

                                                                                                 Page No.
PART I - FINANCIAL INFORMATION:

     Item 1. Financial Statements

         Consolidated Balance Sheets as of
              March 31, 1996 (unaudited) and December 31, 1995                                            3


         Consolidated Statements of Operations for the
              three months ended March 31, 1996 and 1995 (unaudited)                                      5


         Consolidated Statements of Cash Flows for the
              three months ended March 31, 1996 and 1995 (unaudited)                                      6


         Notes to Consolidated Financial Statements (unaudited)                                           8


     Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                                         9


PART II - OTHER INFORMATION AND SIGNATURES

     Item 1. Legal Proceedings                                                                 Not Applicable

     Item 2. Changes in Securities                                                             Not Applicable

     Item 3. Default upon Senior Securities                                                    Not Applicable

     Item 4. Submission of Matter to a Vote
                of Security Holders                                                            Not Applicable

     Item 5. Other Information                                                                 Not Applicable

     Item 6. Exhibits and Reports on Form 8-K                                                             11

     Signatures                                                                                           12

                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY

                           Consolidated Balance Sheets

                                                                                           March 31,         December 31,
                            ASSETS                                                           1996                 1995
                            ------                                                        -----------        -------------
                                                                                          (Unaudited)

Cash                                                                                      $    26,744        $     26,794
Accounts receivable - trade                                                                   312,263             316,452
Costs and estimated earnings in excess of billings on
  uncompleted codification contracts                                                          110,688             154,207
Costs of uncompleted code supplements                                                          32,080              27,661
Deferred taxes                                                                                 26,796              24,948
Other assets                                                                                    3,266               2,205
                                                                                          -----------         -----------

              Total current assets                                                            511,837             552,267

Deferred taxes                                                                                 42,225              42,225

Property and equipment, net                                                                    66,617              64,044

Intangible asset, net of accumulated amortization of
  $34,166 in 1996 and $33,131 in 1995                                                         131,488             132,524
                                                                                          -----------        ------------

              Total assets                                                                $   752,167        $    791,060
                                                                                          ===========        ============




                                                                                                                  (Continued)

                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY

                     Consolidated Balance Sheets, Continued

                                                                                           March 31,         December 31,
              LIABILITIES AND SHAREHOLDERS' EQUITY                                           1996                1995
              ------------------------------------                                        -----------        -------------
                                                                                          (Unaudited)
Note payable - bank                                                                       $    62,575        $     83,594
Accounts payable                                                                               74,698              59,845
Accrued salaries, commissions and payroll taxes
    payable                                                                                    69,732              62,984
Billings in excess of costs and estimated earnings on
    uncompleted codification contracts                                                         13,395              41,527
Current portion of capital lease obligations                                                   13,947              18,200
                                                                                           ----------        ------------

              Total current liabilities                                                       234,347             266,150

Capital lease obligations, less current portion                                                11,534              12,771

Debenture payable                                                                              50,000              50,000
                                                                                           ----------         -----------

              Total liabilities                                                               295,881             328,921
                                                                                           ----------        ------------

Commitments

Series two serial redeemable preference stock, 500 shares
     authorized                                                                                  -                   -
                                                                                           ----------        ------------

Shareholders' equity:

     Serial preference stock, without par value:
         Series one serial preference, authorized 100 shares;
           none issued                                                                           -                   -
     Class A preferred shares, par value $2,285; authorized
         500 shares; none issued                                                                 -                   -
     Class B preferred shares, par value $500; authorized
         4,000 shares; none issued                                                               -                   -
     Common stock, without par value; authorized 2,000,000
         shares; 1,434,202 shares issued                                                      871,286             871,286
     Additional paid-in capital                                                               788,739             788,739
     Accumulated deficit                                                                   (1,174,596)         (1,168,743)
                                                                                          -----------        ------------
                                                                                              485,429             491,282

     Less: Treasury stock, at cost (112,976 common shares)                                    (29,143)            (29,143)
                                                                                          -----------        ------------
              Total shareholders' equity                                                      456,286             462,139
                                                                                          -----------        ------------


              Total liabilities and shareholders' equity                                  $   752,167        $    791,060
                                                                                          ===========        ============



See accompanying notes to consolidated financial statements.

                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                                 Three Months Ended
                                                                                                      March 31,

                                                                                              1996                1995
                                                                                           ----------          ----------
Sales                                                                                      $  353,478          $  303,092

Cost of sales                                                                                 218,647             196,329
                                                                                           ----------          ----------

                                                                                              134,831             106,763
                                                                                           ----------          ----------
Selling, general and administrative expenses:
     Salaries and related costs                                                                67,645              55,171
     Professional fees                                                                         27,466              17,401
     Other                                                                                     44,098              42,670
                                                                                           ----------          ----------
                                                                                              139,209             115,242
                                                                                           ----------          ----------
Non-operating income (expense):
     Interest expense                                                                          (3,322)             (3,980)
     Other income                                                                                -                    172
                                                                                           ----------          ----------
                                                                                               (3,322)             (3,808)
                                                                                           ----------          ----------
              Loss before income tax benefit                                                   (7,700)            (12,287)

Federal income tax benefit                                                                      1,848               2,949
                                                                                           ----------          ----------

              Net loss                                                                     $   (5,852)         $   (9,338)
                                                                                           ==========           ==========


Net loss per common share                                                                  $     (.01)         $     (.01)
                                                                                           ==========          ==========

Weighted average number of common shares and equivalents
  outstanding                                                                               1,666,226           1,661,226
                                                                                           ----------          ----------



See accompanying notes to consolidated financial statements.

                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                  Three Months Ended
                                                                                                      March 31,

                                                                                              1996                1995
                                                                                           ----------          -----------

Cash flows from operating activities:

     Net loss                                                                              $   (5,852)         $   (9,338)
     Adjustments to reconcile net loss to cash
         provided by (used in) operating activities:
         Depreciation and amortization                                                          6,938               7,144
         Deferred Federal income tax benefit                                                   (1,848)             (2,948)
         (Increase) decrease in accounts receivable - trade                                     4,189             (36,795)
         (Increase) decrease in costs and estimated earnings
           in excess of billings on uncompleted codification
          contracts                                                                            43,519             (15,311)
         (Increase) decrease in costs of uncompleted code
           supplements                                                                         (4,419)                 30
         Increase in other assets                                                              (1,061)             (1,029)
         Increase in accounts payable                                                          14,853              17,266
         Increase (decrease) in accrued salaries,
           commissions, and payroll taxes payable                                               6,748             (17,826)
         Increase (decrease) in billings in excess of costs
           and estimated earnings on uncompleted
           codification contracts                                                             (28,132)                739
                                                                                           ----------         -----------

             Net cash provided by (used in)
                    operating activities                                                       34,935             (58,068)
                                                                                           ----------         -----------

Cash flows from investing activities:
     Purchase of property and equipment                                                        (8,476)             (5,872)
                                                                                           ----------         -----------

             Net cash used in investing activities                                             (8,476)             (5,872)
                                                                                           ----------         -----------


                                                                                                                   (Continued)


                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY

                Consolidated Statements of Cash Flows, Continued
                                   (Unaudited)

                                                                                                 Three Months Ended
                                                                                                      March 31,

                                                                                              1996                1995
                                                                                           ----------          -----------

Cash flows from financing activities:
     Proceeds from note payable to bank                                                        58,981              57,314
     Repayment of note payable to bank                                                        (80,000)               -
     Principal payments under capital lease obligations                                        (5,490)             (4,998)
                                                                                           ----------          ----------

             Net cash provided by (used in)
                        financing activities                                                  (26,509)             52,316
                                                                                           ----------          ----------

Net decrease in cash                                                                              (50)            (11,624)
                                                                                           ----------          ----------

Cash at December 31                                                                            26,794              37,305
                                                                                           ----------          ----------

Cash at March 31                                                                           $   26,744          $   25,681
                                                                                           ==========          ==========


Supplemental cash flow disclosure:
     Interest paid                                                                         $    3,322          $    3,694
                                                                                           ==========          ==========







See accompanying notes to consolidated financial statements.

                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY

             Notes To Consolidated Financial Statements (Unaudited)

1. The Consolidated Balance Sheet as of March 31, 1996, the Consolidated Statements of Operations for the three months ended March 31, 1996 and 1995, and the Consolidated Statements of Cash Flows for the three months then ended have been prepared by Westford Group, Inc. (the "Company") without an audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flow at March 31, 1996 and for all periods presented have been made.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these unaudited Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1995. The results of operations for the period ended March 31, 1996 are not necessarily indicative of the results of operations for the full year.

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

                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY

Item 2.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Summary
- -------

The following table sets forth changes in certain items reflected in the financial data as compared to the indicated prior period.

                                                                         Period to Period Increase (Decrease)
                                                                                Quarter Ended March 31,
                                                                                    1995-96
                                                                                    -------
         Sales                                                                     $ 50,386
         Cost of sales                                                               22,318
         Selling, general and administrative expenses                                23,967


Results of Operations
- ---------------------

The Company's business is principally carried on through its wholly-owned subsidiary, ALP Corporation. ALP Corporation's sales increased 16.6% during the first quarter of 1996 as compared to the first quarter of 1995. Codification revenue of $124,371 remained relatively constant during the first quarter of 1996 as compared to $123,233 during the first quarter of 1995. Subscription services on existing codes of ordinance increased 27.4% due to production reorganization due to increased use of technologies. Gross margin increased during the first quarter of 1996 as compared to the first quarter of 1995 due to reduced overhead and production-related expenses. Cost of sales increased 11.4% during the first quarter of 1996 as compared to the first quarter of 1995 due to increases in production salaries and related costs, supplies and rent. Selling, general and administrative expenses increased 20.8% during the first quarter of 1996 as compared to the first quarter of 1995 due to increases in administrative salaries and related costs, audit, legal and professional and advertising.

Liquidity and Capital Commitments
- ---------------------------------

Although it is impossible to estimate accurately the future cash flow from the operations of the Company's codification business, management believes Company's effective capital costs may increase. Management is actively exploring further avenues for preserving capital and improving liquidity. As of March 31, 1996, the Company had a revolving credit agreement with a bank to provide a $250,000 note. The credit facility has a maturity date of July 15, 1996, and bears interest at the banks prime rate (8.25% per annum at March 31, 1996). Management does not know of any trends, events or uncertainties that will have or that are reasonably likely to have material effect on the Company's liquidity, capital resources or results of operations.

Deferred Taxes
- --------------

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

                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY

                Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued

Deferred Taxes (continued)
- --------------------------
The Company will need to generate taxable income of approximately $95,000 a year over the next two years in order to realize a significant portion of the net deferred tax assets. After 1996, the amount of taxable income required to realize the remaining net deferred tax assets is approximately $50,000 a year. Historically, there has been an insignificant difference between pre-tax earnings for financial reporting purposes and taxable income for income tax purposes. As is the case with any estimate of future results, there will be differences between assumed and actual economic and business conditions of future periods. Moreover, the estimate may also be affected by unpredictable future events, including, but not necessarily limited to, changes in the Company's capital structure and future acquisitions and dispositions. Therefore, the analysis of estimated future taxable income will be reviewed and updated periodically and any required adjustments, which may increase or decrease the net deferred tax asset, will be made in the period in which the developments on which they are based become know. During 1993, the Company reduced the valuation allowance to reflect managements's revised projection of future taxable income resulting in a $133,837 increase to income in the fourth quarter of 1993.

As of March 31, 1996, the Company has available unused operating loss carryovers for federal tax and financial statement purposes of approximately $436,000 which expire as follows:

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


Inflation
- ---------

Management does not consider the impact of changing prices to be material in the analysis of the Company's overall operations.

Trends
- ------

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

Safeharbor Statement Under the Private Securities Litigation Reform Act of 1995
- -------------------------------------------------------------------------------

Except for the historical information contained herein, the matters discussed in this Form 10-Q includes forward-looking statements that involve risks and uncertainties, including, but not limited to, quarterly fluctuations in results, the management of growth, and other risks detailed from time to time in the Company's Securities and Exchange Commission filings. Actual results may differ materially from management expectations.

                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------
         (a) Exhibits
             --------

             Item 27 Financial Data Schedule

         (b) Reports on Form 8-K
             -------------------

             No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                WESTFORD GROUP, INC.
                                                --------------------
                                                    (Company)

Date:      MAY 10, 1996             By:         /s/ Si Sokol
     -----------------------------     ----------------------------------------
                                                     Si Sokol
                                                    President,
                                          Chairman of Board of Directors,
                                            and Chief Executive Officer
                                              (Principal Executive Officer)

Date:      MAY 10, 1996             By:          /s/ Sally Cress
     ------------------------------    ----------------------------------------
                                                     Sally Cress
                                                Treasurer, Secretary, and
                                               Chief Financial Officer
                                             and Chief Accounting Officer
                                    (Principal Financial and Accounting Officer)