Form 10-Q
period 1996-06-30
WESTFORD GROUP INC
filed 1996-08-05
CIK 22709

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended        June 30, 1996            Commission File Number 0-8254
                 ---------------------------    -------------------------------



                              WESTF0RD GROUP, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



             Ohio                                               31-0854431
 ------------------------------                            -------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)




  20 East Broad Street, Columbus, Ohio                              43215
- --------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)



Registrant's telephone number including area code               (614) 228-2800
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


                                          YES   X       NO
                                              -----         -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.



             Class                               Outstanding at June 30, 1996
- -------------------------------                 ------------------------------
Common stock, without par value                           1,321,226

                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY




                                      INDEX
                                      -----




                                                                                      Page No.

PART I - FINANCIAL INFORMATION:

     Item 1. Financial Statements

         Consolidated Balance Sheets as of
              June 30, 1996 (unaudited) and December 31, 1995                            3


         Consolidated Statements of Operations for the three months
              and six months ended June 30, 1996 and 1995 (unaudited)                    5


         Consolidated Statements of Cash Flows for the
              six months ended June 30, 1996 and 1995 (unaudited)                        6


         Notes to Consolidated Financial Statements (unaudited)                          7


     Item 2. Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                 8



PART II - OTHER INFORMATION AND SIGNATURES

     Item 1. Legal Proceedings                                               Not Applicable

     Item 2. Changes in Securities                                           Not Applicable

     Item 3. Default upon Senior Securities                                  Not Applicable

     Item 4. Submission of Matter to a Vote
                of Security Holders                                          Not Applicable

     Item 5. Other Information                                               Not Applicable

     Item 6. Exhibits and Reports on Form 8-K                                            10

     Signatures                                                                          11


                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY

                           Consolidated Balance Sheets


                                                                                            June 30,         December 31,
                            Assets                                                           1996                1995
                            ------                                                        -----------        ------------
                                                                                          (Unaudited)

Cash                                                                                      $    34,624        $     26,794
Accounts receivable - trade                                                                   263,593             316,452
Costs and estimated earnings in excess of billings on
  uncompleted codification contracts                                                          129,486             154,207
Costs of uncompleted code supplements                                                          28,871              27,661
Deferred taxes                                                                                 16,665              24,948
Other assets                                                                                    2,837               2,205
                                                                                          -----------        ------------

              Total current assets                                                            476,076             552,267

Deferred taxes                                                                                 42,225              42,225

Property and equipment, net                                                                    63,738              64,044

Intangible asset, net of accumulated amortization of
  $35,201 in 1996 and $33,131 in 1995                                                         130,453             132,524
                                                                                          -----------        ------------

              Total assets                                                                $   712,492        $    791,060
                                                                                          ===========        ============




                                                                                                              (Continued)


                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY

                     Consolidated Balance Sheets, Continued


                                                                                            June 30,         December 31,
              Liabilities and Shareholders' Equity                                           1996                1995
              ------------------------------------                                        -----------        ------------
                                                                                          (Unaudited)
Note payable - bank                                                                       $     3,575        $     83,594
Accounts payable                                                                               55,484              59,845
Accrued salaries, commissions and payroll taxes
     payable                                                                                   72,539              62,984
Billings in excess of costs and estimated earnings on
     uncompleted codification contracts                                                        21,177              41,527
Current portion of capital lease obligations                                                   11,082              18,200
                                                                                           ----------        ------------

              Total current liabilities                                                       163,857             266,150

Capital lease obligations, less current portion                                                10,267              12,771

Debenture payable                                                                              50,000              50,000
                                                                                           ----------        ------------

              Total liabilities                                                               224,124             328,921
                                                                                           ----------        ------------

Commitments

Series two serial redeemable preference stock, 500 shares
     authorized                                                                                  -                   -
                                                                                           ----------        ------------

Shareholders' equity:
     Serial preference stock, without par value:
         Series one serial preference, authorized 100 shares;
           none issued                                                                           -                   -
     Class A preferred shares, par value $2,285; authorized
         500 shares; none issued                                                                 -                   -
     Class B preferred shares, par value $500; authorized
         4,000 shares; none issued                                                               -                   -
     Common stock, without par value; authorized 2,000,000
         shares; 1,434,202 shares issued                                                      871,286             871,286
     Additional paid-in capital                                                               788,739             788,739
     Accumulated deficit                                                                   (1,142,514)         (1,168,743)
                                                                                          -----------        ------------
                                                                                              517,511             491,282


     Less: Treasury stock, at cost (112,976 common shares)                                    (29,143)            (29,143)
                                                                                          -----------        ------------

              Total shareholders' equity                                                      488,368             462,139
                                                                                          -----------        ------------



              Total liabilities and shareholders' equity                                  $   712,492        $    791,060
                                                                                          ===========        ============



See accompanying notes to consolidated financial statements.

                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY

                      Consolidated Statements of Operations
                                   (Unaudited)




                                                                    Three Months Ended              Six Months Ended
                                                                         June 30,                        June 30,
                                                                   1996            1995            1996            1995
                                                                ---------       ---------       ---------       -------
Sales                                                           $ 404,422       $ 401,146       $ 757,900       $ 704,238


Cost of sales                                                     218,413         203,479         437,060         399,808
                                                                ---------       ---------       ---------       ---------

                                                                  186,009         197,667         320,840         304,430
                                                                ---------       ---------       ---------       ---------


Selling, general and administrative expenses:
   Salaries and related costs                                      66,551          47,560         134,196         102,731
   Professional fees                                                6,966           8,560          34,432          25,961
   Other                                                           67,421          46,774         111,519          89,444
                                                                ---------       ---------       ---------       ---------
                                                                  140,938         102,894         280,147         218,136
                                                                ---------       ---------       ---------       ---------

Nonoperating income (expense):
   Interest expense                                                (2,887)         (4,933)         (6,209)         (8,913)
   Other income                                                        29            -                 29             172
                                                                ---------       ---------       ---------       ---------

     Income before income tax
         expense                                                   42,213          89,840          34,513          77,553

Federal income tax expense                                         10,131          21,562           8,283          18,613
                                                                ---------       ---------       ---------       ---------

       Net income                                               $  32,082       $  68,278       $  26,230       $  58,940
                                                                =========       =========       =========       =========

Net income per common share                                     $     .02       $     .04       $     .01       $     .03
                                                                =========       =========       =========       =========

Weighted average number of common
   shares and equivalents
   outstanding                                                  1,666,226       1,665,622       1,666,226       1,663,436
                                                                ---------       ---------       ---------       ---------



See accompanying notes to consolidated financial statements.

                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                                   (Unaudited)



                                                                                                  Six Months Ended
                                                                                                       June 30,

                                                                                                  1996            1995
                                                                                               ----------      ----------
Cash flows from operating activities:
     Net income                                                                                $   26,230      $   58,940
     Adjustments to reconcile net loss to cash
        provided by (used in) operating activities:
       Net realized gain on disposal of equipment                                                     (29)           -
       Depreciation and amortization                                                               14,284          16,166
       Deferred federal income tax expense                                                          8,283          18,613
       (Increase) decrease in accounts receivable - trade                                          52,859        (101,573)
       (Increase) decrease in costs and estimated earnings
         in excess of billings on uncompleted codification
         contracts                                                                                 24,721         (11,625)
       Increase in costs of uncompleted code supplements                                           (1,210)           (237)
       Increase in other assets                                                                      (632)           (728)
       Decrease in accounts payable                                                                (4,361)         (5,061)
       Increase (decrease) in accrued salaries,
         commissions, and payroll taxes payable                                                     9,555          (9,682)
       Decrease in billings in excess of costs and estimated
         earnings on uncompleted codification contracts                                           (20,350)        (45,932)
                                                                                               ----------     -----------

            Net cash provided by (used in)
              operating activities                                                                109,350         (81,119)
                                                                                               ----------     -----------

Cash flows from investing activities:
     Purchase of property and equipment                                                           (11,999)        (33,651)
     Sale of equipment                                                                                120            -
                                                                                               -----------    -----------

            Net cash used in investing activities                                                 (11,879)        (33,651)
                                                                                               ----------     -----------

Cash flows from financing activities:
     Proceeds from note payable to bank                                                            68,981         153,585
     Repayment of note payable to bank                                                           (149,000)        (30,000)
     Principal payments under capital lease obligations                                            (9,622)        (10,117)
     Issuance of treasury stock                                                                      -                250
                                                                                               ----------      ----------

            Net cash provided by (used in)
              financing activities                                                                (89,641)        113,718
                                                                                               ----------      ----------

Net increase (decrease) in cash                                                                     7,830          (1,052)

Cash at December 31                                                                                26,794          37,305
                                                                                               ----------      ----------

Cash at June 30                                                                                $   34,624      $   36,253
                                                                                               ==========      ==========


Supplemental cash flow disclosure:
     Interest paid                                                                             $    6,209      $    8,913
                                                                                               ==========      ==========


See accompanying notes to consolidated financial statements.

                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY

             Notes To Consolidated Financial Statements (Unaudited)


1. The Consolidated Balance Sheet as of June 30, 1996, the Consolidated Statements of Operations for the three and six months ended June 30, 1996 and 1995, and the Consolidated Statements of Cash Flows for the six months then ended have been prepared by Westford Group, Inc. (the "Company") without an audit. In the opinion of the Company's management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flow at June 30, 1996 and for all periods presented have been made.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these unaudited Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1995. The results of operations for the period ended June 30, 1996 are not necessarily indicative of the results of operations for the full year.

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

                                                 Period to Period Increase (Decrease)
                                                       Quarter Ended June 30,
                                                              1995-96
                                                              -------
         Sales                                               $ 53,662
         Cost of sales                                         37,252
         Selling, general and administrative expenses          62,011


Results of Operations
- ---------------------

The Company's business is principally carried on through its wholly-owned subsidiary, ALP Corporation. ALP Corporation's sales increased 7.6% during the first six months of 1996 as compared to the first six months of 1995 primarily due to new subscription sales in electronic formats. Sales remained relatively constant during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. Codification revenue of $255,206 decreased 12.2% during the first six months of 1996 as compared to $290,775 during the first six months of 1995. Codification revenue decreased from $167,542 for the three months ended June 30, 1995 as compared to $130,835 for the three months ended June 30, 1996. Subscription services on existing codes of ordinance increased 21.6% due to production reorganization resulting from increased use of technologies. Subscriptions services on existing codes of ordinances increased 17.1% during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. The increase is primarily due to revenues generated from new sales of city codes in electronic formats. Gross margin increased during the first six months of 1996 as compared to the first six months of 1995 due to reduced overhead and production-related expenses. Gross margin decreased 5.9% in the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. Cost of sales increased 9.3% during the first six months of 1996 as compared to the first six months of 1995 due to increases in production salaries and related costs, supplies and rent. Cost of sales increased 7.3% due to increases in printing and supply costs during the three months ended June 30, 1996 when compared to the same period ended June 30, 1995. Selling, general and administrative expenses increased 28.4% during the first six months of 1996 as compared to the first six months of 1995 due to increases in administrative salaries and related costs, audit, legal and professional and sales related expenses. Selling, general and administrative expenses increased 37.0% for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995 due to increased commissions, licensing and filing fees, and the implementation of a 401(k) plan.


Liquidity and Capital Commitments
- ---------------------------------

As of June 30, 1996, the Company had a revolving credit agreement with a bank to provide a $250,000 note. The credit facility has a maturity date of April 30, 1997, and bears interest at the banks prime rate (8.25% per annum at June 30, 1996). Management does not know of any trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the Company's liquidity, capital resources or results of operations.

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

The Company will need to generate taxable income of approximately $95,000 a year over the next two years in order to realize a significant portion of the net deferred tax assets. After 1996, the amount of taxable income required to realize the remaining net deferred tax assets is approximately $50,000 a year. Historically, there has been an insignificant difference between pre-tax earnings for financial reporting purposes and taxable income for income tax purposes. As is the case with any estimate of future results, there will be differences between assumed and actual economic and business conditions of future periods. Moreover, the estimate may also be affected by unpredictable future events, including, but not necessarily limited to, changes in the Company's capital structure and future acquisitions and dispositions. Therefore, the analysis of estimated future taxable income will be reviewed and updated periodically and any required adjustments, which may increase or decrease the net deferred tax asset, will be made in the period in which the developments on which they are based become known. During 1993, the Company reduced the valuation allowance to reflect management's revised projection of future taxable income, resulting in a $133,837 increase to income in the fourth quarter of 1993.

As of June 30, 1996, the Company has available unused operating loss carryovers for federal tax and financial statement purposes of approximately $436,000 which expire as follows:

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



Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

         (a) Exhibits
             --------

             Item 27 Financial Data Schedule

         (b) Reports on Form 8-K
             -------------------

             No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                       WESTFORD GROUP, INC.
                                                    ------------------------
                                                           (Company)





Date:    August 2, 1996       By:                 Si Sokol
     ----------------------      ------------------------------------------

                                                  Si Sokol
                                                 President,
                                      Chairman of Board of Directors,
                                        and Chief Executive Officer
                                       (Principal Executive Officer)





Date:    August 2, 1996       By:              Sally Cress
     ----------------------      ------------------------------------------

                                               Sally Cress
                                         Treasurer, Secretary, and
                                          Chief Financial Officer
                                        and Chief Accounting Officer
                                (Principal Financial and Accounting Officer)