Form 10-Q
period 1996-09-30
WESTFORD GROUP INC
filed 1996-11-07
CIK 22709

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended    September 30, 1996            Commission File Number 0-8254
                 ----------------------------    -------------------------------



                               WESTF0RD GROUP, INC.
        ----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



             Ohio                                               31-0854431
-------------------------------                            -------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)




  20 East Broad Street, Columbus, Ohio                              43215
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)



Registrant's telephone number including area code                (614) 228-2800
                                                               ----------------



                                    None
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.



Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                          YES   X       NO
                                               ---           ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.



             Class                           Outstanding at September 30, 1996
-------------------------------            -----------------------------------
Common stock, without par value                        1,321,206

                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY




                                      INDEX
                                      -----




                                                                                                    Page
PART I - FINANCIAL INFORMATION:

     Item 1. Financial Statements

         Consolidated Balance  Sheets  as  of  September
              30,  1996  (unaudited)  and December  31, 1995                                          3


         Consolidated Statements of Operations for the three months
              and nine months ended September 30, 1996 and 1995 (unaudited)                           5


         Consolidated Statements of Cash Flows for the
              nine months ended September 30, 1996 and 1995 (unaudited)                               6


         Notes to Consolidated Financial Statements (unaudited)                                       7


     Item 2. Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                              8



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

                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY

                           Consolidated Balance Sheets


                                                        September 30,  December 31,
                            Assets                          1996           1995
                            ------                      -------------  ------------
                                                         (Unaudited)
Current:
     Cash                                                 $108,536       $ 26,794
     Accounts receivable - trade                           258,287        316,452
     Costs and estimated earnings in excess of billings
        on uncompleted codification contracts              125,357        154,207
     Costs of uncompleted code supplements                  36,308         27,661
     Deferred taxes                                            577         24,948
     Other assets                                            2,765          2,205
                                                          --------       --------

              Total current assets                         531,830        552,267

Deferred taxes                                              42,225         42,225
Property and equipment, net                                 57,910         64,044
Intangible asset, net of accumulated amortization of
  $36,237 in 1996 and $33,131 in 1995                      129,417        132,524
                                                          --------       --------
                                                          $761,382       $791,060
                                                          ========       ========




                                                                     (Continued)

                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY

                     Consolidated Balance Sheets, Continued


                                                               September 30,  December 31,
              Liabilities and Shareholders' Equity                1996           1995
              ------------------------------------             -----------    -----------
                                                               (Unaudited)
Current Liabilities:
   Note payable - bank                                         $     3,575    $    83,594
   Accounts payable                                                 65,628         59,845
   Accrued salaries, commissions and payroll taxes
      payable                                                       65,593         62,984
   Billings in excess of costs and estimated earnings on
      uncompleted codification contracts                            20,168         41,527
   Current portion of capital lease obligations                      8,143         18,200
                                                               -----------    -----------

         Total current liabilities                                 163,107        266,150

Capital lease obligations, less current portion                      8,969         12,771

Debenture payable                                                   50,000         50,000
                                                               -----------    -----------

         Total liabilities                                         222,076        328,921
                                                               -----------    -----------

Commitments

Series two serial redeemable preference stock, 500
   shares authorized                                                    --             --
                                                               -----------    -----------

Shareholders' equity:
   Serial preference stock, without par value:
      Series one serial preference, authorized 100 shares;
        none issued                                                     --             --
   Class A preferred shares, par value $2,285; authorized
      500 shares; none issued                                           --             --
   Class B preferred shares, par value $500; authorized
      4,000 shares; none issued                                         --             --
   Common stock, without par value; authorized 2,000,000
      shares; 1,434,202 shares issued                              871,286        871,286
   Additional paid-in capital                                      788,739        788,739
   Accumulated deficit                                          (1,091,569)    (1,168,743)
                                                               -----------    -----------
                                                                   568,456        491,282


   Less: Treasury stock, at cost (112,996 common shares
               at September 30, 1996 and 112,976 at December
               31, 1995)                                           (29,150)       (29,143)
                                                               -----------    -----------


         Total shareholders' equity                                539,306        462,139
                                                               -----------    -----------



                                                               $   761,382    $   791,060
                                                               ===========    ===========





See accompanying notes to consolidated financial statements.

                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY

                      Consolidated Statements of Operations
                                   (Unaudited)



                                                     Three Months Ended           Nine months Ended
                                                        September 30,                September 30,
                                                    1996           1995           1996           1995
                                                -----------    -----------    -----------    -----------
Sales                                           $   414,813    $   377,819    $ 1,172,713    $ 1,082,057

Cost of sales                                       195,063        209,558        632,123        609,366
                                                -----------    -----------    -----------    -----------

                                                    219,750        168,261        540,590        472,691
                                                -----------    -----------    -----------    -----------

Selling, general and administrative expenses:
   Salaries and related costs                        86,438         45,260        220,634        147,991
   Professional fees                                 20,207          9,196         54,639         35,157
   Other                                             44,266         40,646        155,785        130,090
                                                -----------    -----------    -----------    -----------
                                                    150,911         95,102        431,058        313,238
                                                -----------    -----------    -----------    -----------

Nonoperating income (expense):
   Interest expense                                  (1,806)        (4,728)        (8,015)       (13,641)
   Other income                                          --            600             29            772
                                                -----------    -----------    -----------    -----------

      Income before federal income tax
         expense                                     67,033         69,031        101,546        146,584

Federal income tax expense                           16,088         16,567         24,371         35,180
                                                -----------    -----------    -----------    -----------

         Net income                             $    50,945    $    52,464    $    77,175    $   111,404
                                                ===========    ===========    ===========    ===========

Net income per common share                     $       .03    $       .03    $       .05    $       .06
                                                ===========    ===========    ===========    ===========

Weighted average number of common
   shares and equivalents outstanding             1,666,217      1,661,226      1,666,223      1,664,376
                                                -----------    -----------    -----------    -----------



See accompanying notes to consolidated financial statements.

                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                                   (Unaudited)



                                                                Nine Months Ended
                                                                  September 30,
                                                                 1996         1995
                                                              ---------    ---------
Cash flows from operating activities:
   Net income                                                 $  77,175    $ 111,404
   Adjustments to reconcile net loss to cash
      provided by (used in) operating activities:
     Net realized gain on disposal of equipment                     (29)          --
      Depreciation and amortization                              21,686       25,188
      Deferred federal income tax expense                        24,371       35,180
      (Increase) decrease in accounts receivable - trade         58,165     (172,847)
      (Increase) decrease in costs and estimated earnings
         in excess of billings on uncompleted codification
         contracts                                               28,850      (13,533)
      (Increase) decrease in costs of uncompleted code
         supplements                                             (8,647)       1,670
      Increase in other assets                                     (560)        (612)
      Increase in accounts payable                                5,783       13,176
      Increase (decrease) in accrued salaries,
         commissions, and payroll taxes payable                   2,609      (18,367)
      Decrease in billings in excess of costs and estimated
         earnings on uncompleted codification contracts         (21,359)     (53,358)
                                                              ---------    ---------

         Net cash provided by (used in)
           operating activities                                 188,044      (72,099)
                                                              ---------    ---------

Cash flows from investing activities:
   Purchase of property and equipment                           (12,538)     (33,651)
   Sale of equipment                                                120           --
                                                              ---------    ---------

         Net cash used in investing activities                  (12,418)     (33,651)
                                                              ---------    ---------

Cash flows from financing activities:
   Proceeds from note payable to bank                            68,981      163,585
   Repayment of note payable to bank                           (149,000)     (70,000)
   Principal payments under capital lease obligations           (13,858)     (15,355)
   Acquisition of treasury stock                                     (7)         250
                                                              ---------    ---------

         Net cash provided by (used in)
           financing activities                                 (93,884)      78,480
                                                              ---------    ---------

Net increase (decrease) in cash                                  81,742      (27,270)

Cash at December 31                                              26,794       37,305
                                                              ---------    ---------

Cash at September 30                                          $ 108,536    $  10,035
                                                              =========    =========


Supplemental cash flow disclosure:
   Interest paid                                              $   8,015    $  13,641
                                                              =========    =========




See accompanying notes to consolidated financial statements.

                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY

             Notes To Consolidated Financial Statements (Unaudited)


1. The Consolidated Balance Sheets as of September 30, 1996, the Consolidated Statements of Operations for the three and nine months ended September 30, 1996 and 1995, and the Consolidated Statements of Cash Flows for the nine months then ended have been prepared by Westford Group, Inc. (the "Company") without an audit. In the opinion of the Company's management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flow at September 30, 1996 and for all periods presented have been made.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these unaudited Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1995. The results of operations for the period ended September 30, 1996 are not necessarily indicative of the results of operations for the full year.

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

                                                                            Period to Period Increase
                                                                            -------------------------
                                                                          Nine Months Ended September 30,
                                                                          -------------------------------
                                                                                    1995-96
                                                                                    -------
         Sales                                                                     $ 90,656
         Cost of sales                                                               22,757
         Selling, general and administrative expenses                               117,820


Results of Operations
---------------------

The Company's business is principally carried on through its wholly-owned subsidiary, ALP Corporation. ALP Corporation's sales increased 8.4% during the first nine months of 1996 as compared to the first nine months of 1995 and sales increased 9.8% during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995, primarily due to new subscription sales in electronic formats. Codification revenue of $398,805 decreased 6.3% during the first nine months of 1996 as compared to $425,493 during the first nine months of 1995. Codification revenue increased from $134,718 for the three months ended September 30, 1995 as compared to $143,599 for the three months ended September 30, 1996. Subscription services on existing codes of ordinance increased 17.9% due to production reorganization resulting from increased use of technologies. Subscriptions services on existing codes of ordinances increased 11.6% during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. The increase is primarily due to revenues generated from new sales of city codes in electronic formats. Gross margin increased 14.4% during the first nine months of 1996 as compared to the first nine months of 1995 due to reduced overhead and production-related expenses. Gross margin increased 30.6% in the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. Cost of sales increased 3.7% during the first nine months of 1996 as compared to the first nine months of 1995 due to increases in production salaries and related costs, supplies and rent. Cost of sales decreased 6.9% due to decreases in printing, supplies and insurance during the three months ended September 30, 1996 when compared to the same period ended September 30, 1995. Selling, general and administrative expenses increased 37.6% during the first nine months of 1996 as compared to the first nine months of 1995 due to increases in administrative salaries and related costs, audit, legal and professional and sales related expenses. Selling, general and administrative expenses increased 58.7% for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995 due to increased administrative salaries and related costs, legal and profession and sales related expenses.


Liquidity and Capital Commitments
---------------------------------

As of September 30, 1996, the Company had a revolving credit agreement with a bank to provide a $250,000 note. The credit facility has a maturity date of April 30, 1997, and bears interest at the banks prime rate (8.25% per annum at September 30, 1996). Management does not know of any trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the Company's liquidity, capital resources or results of operations.

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

As of September 30, 1996, the Company has available unused operating loss carryovers for federal tax and financial statement purposes of approximately $436,000 which expire as follows:

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

Safeharbor Statement Under the Private Securities Litigation Reform Act of 1995
-------------------------------------------------------------------------------

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

Inflation
---------

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



Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

         (a) Exhibits
             --------

             Item 27 Financial Data Schedule

         (b) Reports on Form 8-K
             -------------------

             No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                WESTFORD GROUP, INC.
                                                --------------------
                                                      (Company)





Date:  November 4, 1996             By:           Si Sokol
     --------------------------         ---------------------------------------
                                                  Si Sokol
                                                  President,
                                          Chairman of Board of Directors,
                                            and Chief Executive Officer
                                            (Principal Executive Officer)





Date:  November 4, 1996             By:           Sally Cress
     --------------------------         ---------------------------------------
                                                     Sally Cress
                                                Treasurer, Secretary, and
                                               Chief Financial Officer
                                             and Chief Accounting Officer
                                    (Principal Financial and Accounting Officer)