Form 10-K405
period 1996-12-31
WESTFORD GROUP INC
filed 1997-03-19
CIK 22709

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



      For the fiscal year ended                           0-8254
-----------------------------------------  ------------------------------------
          December 31, 1996                        Commission File Number


                              WESTFORD GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Ohio                                     31-0854431
-----------------------------------------  ------------------------------------
   (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                   Identification No.)


  20 East Broad Street, Columbus, Ohio                              43215
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number including area code (614) 228-2800
                                                  -------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                Name of Each Exchange on
         Title of Each Class                        Which Registered

               NONE                                       NONE
-----------------------------------------  ------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                        COMMON SHARES, WITHOUT PAR VALUE
--------------------------------------------------------------------------------
                                (Title of Class)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                          YES   X     NO
                                              ------     ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


Due to the absence of a significant trading market in the Registrant's Common Shares, the Registrant does not have reliable information on the aggregate market value of its voting stock held by non-affiliates.


As of February 14, 1997, the Registrant had 1,321,206 Common Shares, without par value, outstanding.

                       WESTFORD GROUP, INC. AND SUBSIDIARY

                          1996 FORM 10-K ANNUAL REPORT



                                TABLE OF CONTENTS

                                                                            Page
                                     PART I

Item 1.    Business........................................................   3
Item 2.    Properties......................................................   4
Item 3.    Legal Proceedings...............................................   4
Item 4.    Submission of Matters to a Vote of Security Holders.............   5

                                     PART II

Item 5.    Market for the Registrant's Common Stock and Related
               Security Holder Matters.....................................   5
Item 6.    Selected Financial Data.........................................   6
Item 7.    Management's Discussion and Analysis of Financial
               Condition and Results of Operation..........................   7
Item 8.    Financial Statements and Supplementary Data.....................   9
Item 9.    Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure.........................   23

                                     PART III

Item 10.   Directors and Executive Officers of the Registrant..............   23
Item 11.   Executive Compensation..........................................   24
Item 12.   Security Ownership of Certain Beneficial Owners and
               Management..................................................   25
Item 13.   Certain Relationships and Related Transactions..................   26

                                     Part IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on
               Form 8-K....................................................   26

                                     PART I


Item 1.  Business
         --------

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

       (3) Suggestions to the customer for changes, additions and deletions to their ordinances. After editorial and indexing work is concluded, the code is enacted into law and published in a loose-leaf or electronic form to facilitate regular supplementing to reflect changes in state and local law.

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

ALP Corporation presently has twenty-five full-time employees. The staff consists of marketing, production, general administrative and editorial personnel, eight of whom have law degrees.

         --------------------

There are approximately twenty-five (25) companies involved in the codification of local government ordinances. Five (5) companies operate on either a national or regional basis, with the rest serving clients only within a relatively small geographic area. ALP Corporation currently represents approximately 850 local governmental units in twenty-seven (27) states.

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

The publication of local government material in electronic formats has become a growing market segment. Local governments are looking for ways to manage information electronically rather than to rely on growing stacks of paper documents. ALP Corporation has developed programs for maintaining codes of ordinances, meeting minutes, attorney opinions and other public documents in an electronic format. In Ohio, Texas, Michigan and Wisconsin, ALP Corporation contracts with the state municipal leagues to provide various electronic records management services.


Item 2.  Properties
         ----------

The executive offices of the Registrant are located in an office building at 20 East Broad Street, Columbus, Ohio. The office facilities are shared with other affiliated entities and rental and bookkeeping expenses are allocated among them. The Registrant does not own any materially important property used in its operations.

In August 1991, ALP Corporation relocated to occupy 3,520 square feet of rentable area on the 12th floor of the building located at 432 Walnut Street, Cincinnati, Ohio and effective March 1, 1994, expanded into an additional 2,038 square feet for a total square footage of 5,558 under an operating lease which will expire July 31, 1998. The lease provides for a monthly rental of $5,342, net of reimbursements payable to the lessor for cost of maintenance and operation of the building.


Item 3.  Legal Proceedings
         -----------------

Two discrimination charges were filed by an employee against ALP Corporation with the Federal Equal Employment Opportunity Commission ("EEOC"). In the first charge, filed on June 21, 1996, the employee alleged discrimination in pay on the basis of age, sex and disability. The employee also alleged denial of accommodation for alleged disabilities and oral intimidation and harassment in retaliation for the employee's internal complaints. In the second discrimination charge, filed on November 21, 1996, the employee claimed the company has retaliated against the employee for pursuing the first charge. ALP Corporation has submitted responses to both discrimination charges.

No determination has been made as yet by the EEOC on either charge.

On or about January 27, 1997, a tort claim was filed on behalf of the same employee of ALP Corporation, in the Court of Common Pleas, Hamilton County, Ohio. The Complaint alleges that the employee's supervisors are guilty of "intentional or negligent infliction of emotional distress" by their "verbal and emotional abuse" of the employee. The Complaint also alleges a claim on behalf of the employee's spouse for loss of consortium. ALP Corporation has filed an Answer and will contest these claims vigorously since it believes it has strong defenses to the claims.


Item 4.  Submission of Matters To a Vote of Security Holders
         ---------------------------------------------------

None.

                                     PART II


Item 5.  Market for the Registrant's Common Stock and Related Security Holders
         ---------------------------------------------------------------------
         Matters
         -------

(a)    Market information

       There is no established public trading market for the Registrant's shares.

       The Registrant does not have reliable information with respect to high and low bid prices for each quarter.

(b)    Holders

       The number of holders of record of the Registrant's Common Stock as of February 14, 1997 was 2,085.

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




















                      (THIS SPACE INTENTIONALLY LEFT BLANK)

Item 6.  Selected Financial Data
         -----------------------

Selected Income Statement Data:

                                                                  Year Ended December 31,
                                    --------------------------------------------------------------------------------
                                       1996             1995              1994             1993             1992
                                    ----------       ----------        ----------       ----------       -----------

Sales                               $1,505,952       $1,389,459        $1,234,981       $1,066,944       $  969,023

Cost of sales                          817,434          815,399           731,089          604,439          639,474

Selling, general and
   administrative
   expenses                            582,131          424,917           416,149          353,630          295,881

Income taxes                            27,876           31,579            33,451         (115,100)           2,974

Income from operations
   before extraordinary
   item                                 68,800           99,923            35,246          204,767           10,634

Extraordinary item                        -                -                 -                -               2,974

Cumulative effect of
   change in accounting
   for Federal income
   taxes                                  -                -                 -              17,103             -

Net income                          $   68,800       $   99,923        $   35,246       $  221,870       $   13,608

Net income per
   outstanding
   share of common
   stock (1)                        $      .04       $      .06        $      .02       $      .13       $      .01

Average number of
   shares of common
   stock outstanding                 1,666,219        1,664,842         1,661,226        1,661,226        1,661,226

Selected Balance Sheet Data:


                                                        Year Ended December 31,
                           --------------------------------------------------------------------------
                             1996            1995            1994            1993             1992
                           ---------       ---------       ---------       ---------       ----------

Current Assets              $532,313        $552,267        $406,434        $421,256        $ 336,196
Notes payable
   to bank                     3,575          83,594          10,009         139,780          181,120
Current Liabilities          144,969         266,150         276,422         312,559          348,354
Working Capital              387,344         286,117         130,012         108,697          (12,158)
Total Assets                 733,543         791,060         669,359         719,284          536,078
Shareholders' Equity         530,933         462,139         361,966         326,720          104,850

(1) Income per common share has been computed by dividing net income by the weighted average number of common shares outstanding during the year. Common stock equivalents were excluded from the computation in 1992 due to their anti-dilutive effect.

Item 7.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations
         ---------------------

Summary

The following table sets forth changes in certain items reflected in the financial data as compared to the indicated prior period.


                                                  Period to Period Increase
                                                   Year Ended December 31,
                                                1995-96            1994-95
                                                -------            -------

         Sales                                 $ 116,493          $ 154,478
         Cost of sales                             2,035             84,310
         Selling, general and
          administrative expenses                157,214              8,768

Results of Operations
---------------------

The Company's business is principally carried on through its wholly-owned subsidiary, ALP Corporation. ALP Corporation's sales increased 8.4% during 1996 as compared to 1995, primarily due to production efficiencies resulting from introduction of electronic technologies. Codification revenue remained relatively constant during 1996 as compared to 1995. Subscription services on existing codes of ordinance increased 17.4% due to increased subscription sales in electronic formats. Gross margin increased in 1996 as compared to 1995 as sales increased at a higher percentage rate than the percentage rate increase in cost of sales. Selling, general and administrative expenses increased 37.0% in 1996 as compared to 1995 due to increases in administrative salaries and related costs, legal and professional and sales related expenses.

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

Liquidity and Capital Resources
-------------------------------

Although it is impossible to estimate accurately the future cash flow from the operations of the Registrant's codification business, management believes the Registrant's effective capital costs may increase. Management is actively exploring further avenues for preserving capital and improving liquidity. As of December 31, 1996, the Company had a revolving credit agreement with a bank to provide a $250,000 note. The credit facility has a maturity date of April 30, 1997, and bears interest at the banks prime rate (8.25% per annum at December 31, 1996). Management does not know of any trends, events or uncertainties that will have or that are reasonably likely to have material effect on the Registrant's liquidity, capital resources or results of operations.

Item 7.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations (continued)
         ---------------------------------


Factors to Consider Forward Looking
-----------------------------------

Management has undertaken several initiatives in 1996 which should favorably impact operating performance in 1997, although there can be no assurance that a favorable impact will result. Significant cost-cutting measures have been implemented in an effort to reduce overhead and production-related expenses. Increased market penetration should position the Company to take advantage of a number of growth opportunities in the future.

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

Deferred Taxes
--------------

The Company has substantial tax loss carryforwards and temporary differences at December 31, 1996, which give rise to deferred tax assets. Based on an analysis of the likelihood of realizing the Company's gross deferred tax asset, the Company has determined that the recognition criteria set forth in SFAS No. 109, "Accounting for Income Taxes", are not met for the entire deferred tax asset and, accordingly, the net deferred tax asset is reduced by a valuation allowance.

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

As of December 31, 1996, the Company has available unused operating loss carryovers for Federal tax and financial statement purposes of approximately $332,000 which expire as follows:


            1997       $ 53,000                     2002        $ 19,000
            1998       $ 24,000                     2003        $ 23,000
            1999       $ 22,000                     2005        $ 34,000
            2000       $ 30,000                     2009        $110,000
            2001       $ 17,000

Item 7.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations (continued)
         ---------------------------------



Intangible Asset
----------------

The excess of net assets acquired in a business combination over the purchase price of approximately $160,000 was allocated to a database acquired. The database is comprised of the municipal code data and related files. Provision for amortization of the database is based on an estimated useful life of forty years reflecting the long lived nature of municipal codes.

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

Safeharbor Statement Under the Private Securities Litigation Reform Act of 1995
-------------------------------------------------------------------------------

Except for the historical information contained herein, the matters discussed in this Form 10-K includes forward-looking statements that involve risks and uncertainties, including, but not limited to, quarterly fluctuations in results, the management of growth, and other risks detailed from time to time in the Company's Securities and Exchange Commission filings. Actual results may differ materially from management expectations.

Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------

Index to Consolidated Financial Statements
------------------------------------------

     Included in Part II of this report:

     Independent Auditors' Reports

     Consolidated Balance Sheets as of December 31, 1996 and 1995

     Consolidated Statements of Operations for the years ended December 31, 1996, 1995 and 1994

     Consolidated Statements of Shareholders' Equity for the years ended December 31, 1996, 1995 and 1994

     Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994

     Notes to Consolidated Financial Statements

                        REPORT OF INDEPENDENT ACCOUNTANTS


The Board of Directors
   and Stockholders
Westford Group, Inc.:



We have audited the consolidated balance sheets of Westford Group, Inc. and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity, and cash flows, for each of the years in the three-year period ended December 31, 1996, as listed in Item 8 of this Form 10-K. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Westford Group, Inc. and subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                                  /s/ Coopers & Lybrand L.L.P.


Columbus, Ohio
February 28, 1997

                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY

                           Consolidated Balance Sheets

                           December 31, 1996 and 1995


                            Assets                                  1996                1995
                            ------                               ----------          -------

Current:
   Cash                                                          $  138,711          $   26,794
   Accounts receivable - trade                                      207,335             316,452
   Costs and estimated earnings in excess of billings on
      uncompleted codification contracts (note 2)                   120,057             154,207
   Costs of uncompleted code supplements                             39,161              27,661
   Deferred taxes (note 7)                                           24,762              24,948
   Other assets                                                       2,287               2,205
                                                                 ----------          ----------

              Total current assets                                  532,313             552,267

Deferred taxes (note 7)                                              14,536              42,225
Property and equipment, net (notes 3 and 4)                          58,312              64,044
Intangible asset, net of accumulated amortization of
  $37,272 in 1996 and $33,131 in 1995 (note 1(f))                   128,382             132,524
                                                                 ----------          ----------
                                                                 $  733,543          $  791,060
                                                                 ==========          ==========



                                                                     (Continued)

                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY

                     Consolidated Balance Sheets, Continued


            Liabilities and Shareholders' Equity                         1996                1995
            ------------------------------------                     ---------             -------

Current Liabilities:
   Note payable - bank (note 4)                                    $     3,575         $    83,594
   Accounts payable                                                     53,453              59,845
   Accrued salaries, commissions and payroll taxes
      payable                                                           66,185              62,984
   Billings in excess of costs and estimated earnings on
      uncompleted codification contracts (note 2)                       16,626              41,527
   Current portion of capital lease obligations (note 5)                 5,130              18,200
                                                                   -----------         -----------

            Total current liabilities                                  144,969             266,150

Capital lease obligations, less current portion (note 5)                 7,641              12,771

Debenture payable (note 6)                                              50,000              50,000
                                                                   -----------         -----------

            Total liabilities                                          202,610             328,921
                                                                   -----------         -----------

Commitments (note 5)

Series two serial redeemable preference stock, 500 shares
   authorized (note 6)                                                      --                  --
                                                                   -----------         -----------


Shareholders' Equity:
   Serial preference stock, without par value:
      Series one serial preference, authorized 100 shares;
         none issued                                                        --                  --
   Class A preferred shares, par value $2,285; authorized
      500 shares; none issued                                               --                  --
   Class B preferred shares, par value $500; authorized
      4,000 shares; none issued                                             --                  --
   Common stock, without par value; authorized 2,000,000
      shares; 1,434,202 shares issued                                  871,286             871,286
   Additional paid-in capital                                          788,739             788,739
   Accumulated deficit                                              (1,099,943)         (1,168,743)
                                                                   -----------         -----------
                                                                       560,082             491,282


   Less:  Treasury stock, at cost (112,996 common shares
               at December 31, 1996 and 112,976 at December
               31, 1995)                                               (29,149)            (29,143)
                                                                   -----------         -----------

            Total shareholders' equity                                 530,933             462,139
                                                                   -----------         -----------

                                                                   $   733,543         $   791,060
                                                                   ===========         ===========





See accompanying notes to consolidated financial statements.

                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY

                      Consolidated Statements of Operations

                  Years Ended December 31, 1996, 1995, and 1994


                                                         1996                1995                1994
                                                      ----------          ----------         -----------
Sales                                                $ 1,505,952         $ 1,389,459         $ 1,234,981

Cost of sales                                            817,434             815,399             731,089
                                                     -----------         -----------         -----------

                                                         688,518             574,060             503,892
                                                     -----------         -----------         -----------

Selling, general and administrative expenses:
   Salaries and related costs                            289,782             207,719             200,292
   Professional fees                                      79,832              45,709              47,584
   Other                                                 212,517             171,489             168,273
                                                     -----------         -----------         -----------
                                                         582,131             424,917             416,149
                                                     -----------         -----------         -----------

Non-operating income (expense):
   Interest expense                                       (9,740)            (18,563)            (19,576)
   Other income                                               29                 922                 530
                                                     -----------         -----------         -----------
                                                          (9,711)            (17,641)            (19,046)
                                                     -----------         -----------         -----------

      Income before federal income tax
         expense                                          96,676             131,502              68,697

Federal income tax expense (note 7)                       27,876              31,579              33,451
                                                     -----------         -----------         -----------

      Net income                                     $    68,800         $    99,923         $    35,246
                                                     ===========         ===========         ===========

Net income per common share                          $       .04         $       .06         $       .02
                                                     ===========         ===========         ===========

Weighted average number of common shares and
   equivalents outstanding                             1,666,219           1,664,842           1,661,226
                                                     -----------         -----------         -----------





See accompanying notes to consolidated financial statements.

                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY

                 Consolidated Statements of Shareholders' Equity

                  Years Ended December 31, 1996, 1995, and 1994


                                                    Additional                                       Total
                                         Common       paid-in       Accumulated     Treasury      shareholders'
                                         stock        capital         deficit         stock          equity
                                        --------     ---------      -----------      --------      ---------

Balance December 31, 1993               $871,286     $ 789,779      $(1,303,912)     $(30,433)     $ 326,720

  Net income                                   -             -           35,246             -         35,246
                                        --------     ---------      -----------      --------      ---------

Balance December 31, 1994                871,286       789,779       (1,268,666)      (30,433)       361,966

  Net income                                   -             -           99,923             -         99,923
  Issuance of 5,000 treasury shares            -        (1,040)               -         1,290            250
                                        --------     ---------      -----------      --------      ---------

Balance December 31, 1995                871,286       788,739       (1,168,743)      (29,143)       462,139

  Net income                                   -             -           68,800             -         68,800
  Purchase of 20 treasury shares               -             -                -            (6)            (6)
                                        --------     ---------      -----------      --------      ---------

Balance December 31, 1996               $871,286     $ 788,739      $(1,099,943)     $(29,149)     $ 530,933
                                        ========     =========      ===========      ========      =========



See accompanying notes to consolidated financial statements.

                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                  Years Ended December 31, 1996, 1995 and 1994
                           Increase (Decrease) in Cash



                                                         1996           1995            1994
                                                      ---------      ---------      ---------

Cash flows from operating activities:
   Net income                                         $  68,800      $  99,923      $  35,246
   Adjustments to reconcile net income to cash
     provided by (used in) operating activities:
     Net realized (gain) loss on disposal of
         equipment                                          (29)          (800)           189
     Depreciation and amortization                       30,736         34,495         28,130
     Deferred federal income tax (benefit)
         expense                                         27,875         31,579         33,451
     (Increase) decrease in accounts
          receivable - trade                            109,117       (139,082)        71,662
     Increase in costs and estimated earnings
         in excess of billings on uncompleted
         codification contracts                          34,150        (24,696)       (21,360)
     (Increase) decrease in costs of uncompleted
         code supplements                               (11,500)           704         (3,192)
     (Increase) decrease in other assets                    (82)          (137)           103
     Increase (decrease) in accounts payable             (6,392)        17,821         (3,181)
     Increase (decrease) in accrued salaries,
         commissions and payroll taxes payable            3,201         (9,946)        21,167
     Increase (decrease) in billings in excess
         of costs and estimated earnings on
         uncompleted codification contracts             (24,901)       (39,214)        19,934
                                                      ---------      ---------      ---------

         Net cash provided by (used in) operating
            activities                                  230,975        (29,353)       182,149
                                                      ---------      ---------      ---------


Cash flows from investing activities:
   Purchase of property and equipment                   (20,953)       (35,075)       (14,271)
   Sale of equipment                                        120            800            210
                                                      ---------      ---------      ---------

         Net cash used in investing activities          (20,833)       (34,275)       (14,061)
                                                      ---------      ---------      ---------


                                                                     (Continued)

                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY

                Consolidated Statements of Cash Flows, Continued


                                                          1996           1995           1994
                                                      ---------      ---------      ---------

Cash flows from financing activities:
   Proceeds from note payable to bank                    68,981        203,585        150,229
   Repayment of note payable to bank                   (149,000)      (130,000)      (280,000)
   Principal payments under capital lease
     obligations                                        (18,200)       (20,718)       (17,786)
   Issuance of treasury stock                                (6)           250              -
                                                      ---------      ---------      ---------
   Acquisition of treasury stock                                             -              -

         Net cash provided by (used in) financing
            activities                                  (98,225)        53,117       (147,557)
                                                      ---------      ---------      ---------

Net increase (decrease) in cash                         111,917        (10,511)        20,531
                                                      ---------      ---------      ---------

Cash at beginning of year                                26,794         37,305         16,774
                                                      ---------      ---------      ---------

Cash at end of year                                   $ 138,711      $  26,794      $  37,305
                                                      =========      =========      =========


Supplemental cash flow disclosure:
   Interest paid                                      $   8,465      $  18,562      $  19,576
                                                      =========      =========      =========



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

                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 1996, 1995, and 1994


(1)     Summary of Significant Accounting Policies
        ------------------------------------------

        The accompanying consolidated financial statements include the following significant accounting policies:

        (a)   Consolidation Policy
              --------------------

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

                The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Note 1(b).

        (b)   Revenue and Cost Recognition
              ----------------------------

                Revenue from municipal code contracts is recognized on the percentage-of- completion method; completion is measured based on the percentage of direct labor costs incurred to date to estimated direct labor costs for each contract. While management uses available information to estimate total direct labor costs on each contract, actual experience may vary from estimated amounts. Under this method, the costs incurred and the related revenues are included in the statement of operations as work progresses. Adjustments to contract cost estimates are made in the periods in which the facts which require such revisions become known. If a revised estimate indicates a loss, such loss is provided for in its entirety. The amount by which revenues are earned in advance of contractual collection dates is an unbilled receivable and the amount by which contractual billings exceed earned revenues is unrealized revenue which is carried as a liability.

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

        (c)   Property and Equipment
              ----------------------

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

        (d)   Federal Income Taxes
              --------------------

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

        (e)   Net Income Per Common Share
              ---------------------------

                Net income per common share is computed on the basis of the weighted average number of common shares outstanding during the year, including the outstanding convertible debenture, which is included as a common stock equivalent.

        (f)   Intangible Asset
              ----------------

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

                In 1996, the Company adopted SFAS No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed" which requires that long-lived assets be evaluated for impairment and establishes guidance for recognizing and measuring impairment losses. The adoption of this statment did not have a significant impact on the financial statements.

                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY

              Notes to Consolidated Financial Statements, Continued


(2)     Uncompleted Contracts
        ---------------------

        Costs on uncompleted codification contracts were $645,051 and $771,893 and billings to date on those contracts were $541,620 and $659,213 at December 31, 1996 and 1995, respectively. The excess of costs and estimated earnings over billings to date are presented in the accompanying consolidated balance sheets.


(3)     Property and Equipment
        ----------------------

        Property and equipment at December 31, consists of the following:


                                                        1996            1995
                                                    ---------       ---------
           Machinery and equipment                  $ 137,992       $ 126,111
           Furniture and fixtures                       6,897           6,897
           Capital lease equipment                     24,491          83,916
                                                    ---------       ---------
                                                      169,380         216,924
           Less:  accumulated depreciation and
             amortization                            (111,068)       (152,880)
                                                    ---------       ---------
                                                    $  58,312       $  64,044
                                                    =========       =========


(4)     Note Payable - Bank
        -------------------

        The Company has a revolving credit agreement with a bank to provide a $250,000 note with repayment on demand by the lender with a maturity of April 30, 1997. The Company had an outstanding balance of $3,575 at December 31, 1996 and $83,594 at December 31, 1995 under this arrangement. Advances under the revolving credit line bear interest payable quarterly at the lending bank's prime rate (8.25% at December 31, 1996).

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

                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY

              Notes to Consolidated Financial Statements, Continued


(5)     Leases
        ------

        The Company's office facilities are shared with other affiliated entities and rental and bookkeeping expenses are allocated among them. The Company's share of these expenses were $2,940 in 1996, 1995 and 1994.

        ALP Corporation occupies space under an operating lease which will expire July 31, 1998.

        The following is a schedule of ALP Corporation's future minimum lease payments for capital and operating leases as of December 31, 1996.


                                                     Capital          Operating
                   Year ending                        lease             leases
                   -----------                      ---------         --------
                         1997                       $   6,124         $  48,262
                         1998                           6,124            28,153
                         1999                           2,040              -
                                                    ---------         ---------
        Total minimum lease payments                   14,288         $  76,415
        Less: Amount representing interest              1,517         =========
                                                    ---------
        Present value of net minimum
           lease payments                              12,771
        Less: Current installments of
           obligations under capital lease              5,130
                                                    ---------
        Long-term obligation under capital
         lease                                      $   7,641
                                                    =========

        Total rental expenses under operating leases were $61,313, $58,751, and $56,354 in 1996, 1995 and 1994, respectively. Included in accumulated depreciation and amortization is $15,453 and $58,077 of accumulated amortization applicable to capital lease equipment at December 31, 1996 and 1995, respectively.


(6)     Debenture Payable
        -----------------

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

                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY

              Notes to Consolidated Financial Statements, Continued

(7)     Federal Income Taxes

        Deferred income taxes for 1996 and 1995 reflect the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured on an income tax basis. Temporary differences and carryforwards which give rise to the net deferred tax asset at December 31, are as follows:

                                                        1996             1995
                                                     ---------          -------
        Deferred tax asset:

           Tax operating loss carryforwards          $  79,605        $ 108,474

        Deferred tax liability:

           Intangible asset                            (30,812)         (31,806)
                                                     ---------        ---------
              Net deferred tax asset                    48,793           76,668
              Valuation allowance                       (9,495)         ( 9,495)
                                                     ---------        ---------
                                                        39,298           67,173
           Less current portion                        (24,762)         (24,948)
                                                     ---------        ---------

              Non-current deferred tax asset         $  14,536        $  42,225
                                                      =========        =========


        As of December 31, 1996, the Company has net operating loss ("NOL") carryforwards of approximately $332,000 which expire at various dates through 2009. The valuation allowance represents the portion of these net operating loss carryforwards at enacted tax rates not expected to be utilized through future taxable income. Net deferred tax assets and federal income tax expense in future years can be significantly affected by changes in enacted tax rates or by unexpected adverse events that would impact management's conclusions as to the ultimate realizability of deferred tax assets.

        The provision for Federal income taxes at December 31, consists of the following:


                                                              1996           1995           1994
                                                           ---------      ---------      ---------

              Deferred, amortization of intangible
                asset                                       $   (994)      $   (994)      $ (1,035)

              Utilization of NOL                              22,815         32,573         13,209

              Expiration of unutilized NOL                     6,055           -            21,277
                                                            --------       --------       --------

                     Total deferred                           27,876         31,579         33,451
                                                            --------       --------       --------

              Federal income tax expense                    $ 27,876       $ 31,579       $ 33,451
                                                            ========       ========       ========

                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY

              Notes to Consolidated Financial Statements, Continued

           For 1996, 1995 and 1994, the Federal income tax expense differs from the amount computed by applying the normal tax rate of 34% to income before Federal income taxes as follows:



                                                            1996           1995            1994
                                                          --------       --------       --------
              Expected tax                                $ 32,870       $ 44,711       $ 23,357
              Officers life insurance                          272            305            235
              Meals and entertainment                        1,379           -              -
              Graduated rate differential                   (6,645)       (13,437)       (11,418)
              Adjustment for net operating loss
                carryforwards expiring in 1994
                but not utilized                              -              -            21,277
                                                          --------       --------       --------

              Federal income tax expense                  $ 27,876       $ 31,579       $ 33,451
                                                          ========       ========       ========

Item 9.      Changes in and Disagreements with Accountants on Accounting and
             ---------------------------------------------------------------
             Financial Disclosure
             --------------------


None.


                                    PART III


Item 10.      Directors and Executive Officers of the Registrant
              --------------------------------------------------

                                                                      Originally
                                                                      elected to
Name                 Age              Position                          office
----                 ---              --------                        ----------
Si Sokol              69              Chairman and Director              1972
                                      President                          1980

James Davis           62              Director                           1981

David White           60              Director                           1981

John Sokol            34              Director                           1990

Daniel Harkins        67              Director                           1996

Steve Wolf            45              President American Legal           1988
                                      Publishing, Inc.

Sally Cress           42              Treasurer                          1985
                                      Secretary                          1985


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

James Davis joined Ohio Indemnity in 1989 as the Administrator of Ohio Indemnity's Bonded Service Program and was elected a Vice President of the Ohio Indemnity Company in 1992. He has served as a Director of Ohio Indemnity and Bancinsurance Corporation since 1987 and as Vice President of BCIS Services, Inc. since 1993. From 1986 to 1989, Mr. Davis served as an independent consultant to third party administrators of self-insured workers' compensation programs. He acted as President and Director of James R. Davis & Associates, Inc., a corporation providing cost management services, from 1980 to 1986, which he sold in 1985. He was President of Gates, McDonald & Company, a corporation providing cost management services from 1971 to 1979.

David White has been President of Oakfield Convalescent Center since 1979 to the present date. He was also President of White Realty Company from 1972 to 1981, a real estate company.

Item 10.       Directors and Executive Officers of the Registrant (continued)
               --------------------------------------------------------------

John Sokol, son of Si Sokol, became a Director of Bancinsurance Corporation and Ohio Indemnity Company in 1990. He was a Vice President of Bancinsurance Corporation and Ohio Indemnity from 1993 to 1996 and was elected to Executive Vice President of both companies in 1996. From 1989 until 1993, he served as an officer for what is now The Chase Bank of New York (formally Manufacturers Hanover and Chemical Bank). In 1989, he received a Masters of Business Administration Degree from Vanderbilt University. From 1985 to 1987, he was a Client Services Manager for Financial Guaranty Insurance Company (FGIC).

Daniel Harkins is a private investor. He also serves as a Director of Ohio Indemnity Company and Bancinsurance Corporation. Prior to 1987, Mr. Harkins was the owner and president of Ace Beverage Distributing Company. From 1973 to 1978, he served as General Sales Manager and International Sales Manager for several divisions of Ashland Chemical Co., and from 1978 to 1980, he served as a consultant for A.T. Kearney Inc., a management consulting firm.

Stephen Wolf has been the President of American Legal Publishing Corporation since its incorporation in 1988. He was formerly President of American Legal Publishing Company from 1984 to 1988, and served in other positions including Staff Attorney and Vice President from 1979 to 1984. In addition, Mr. Wolf has been an elected official of the City of Mt. Healthy, Ohio, serving as Law Director from 1980 to 1983, as a Council person from 1984 to 1985, as Mayor from 1988 to 1995 and again as Law Director from 1996 to the present.

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


Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

Section 16(a) of the Securities Exchange Act of 1934 requires the Registrant's officers and directors, and greater than 10% shareholders, to file reports of ownership and changes in ownership of the Registrant's securities with the Securities and Exchange Commission (SEC). Copies of the reports are required by SEC regulation to be furnished to the Registrant. Based on its review of such reports and written representations from reporting persons, the Registrant believes that, during fiscal 1996, all filing requirements were complied with.


Item 11.       Executive Compensation
               ----------------------

The table below shows the cash compensation paid or accrued by the Registrant during the fiscal years ended December 31, 1996, 1995 and 1994, respectively, to the Chief Executive Officer of the Registrant. During the fiscal year ended December 31, 1996, 1995 and 1994, respectively, no other executive officer received cash compensation in excess of $100,000 (based on salary and bonus).

                           SUMMARY COMPENSATION TABLE


(a)                                    (b)           (i)
Name and Principal                                   All Other
Position                              Year           Compensation($)(1)
--------------------------------------------------------------------------------


SI SOKOL
Chairman, President                   1996           10,600
Chief Executive
Officer                               1995           10,600

                                      1994           10,450


----------

(1) This amount includes $10,000 in consulting fees paid to Mr. Sokol. Additionally, $600, $600 and $450 in directors fees were paid to Mr. Si Sokol during 1996, 1995 and 1994, respectively. Mr. Sokol did not receive any other compensation from the Registrant.


Compensation Pursuant to Plans:

The Registrant has no annuity, pension, retirement stock option, stock appreciation or similar plans for its officers or employees.

On March 1, 1996, the Company implemented the American Legal Publishing Corporation Employee 401(k) Plan (the "401(k) Plan"). The 401(k) Plan is available to full-time employees who meet the 401(k) Plan's eligibility requirements. Under the 401(k) Plan, the Company matches 50% of the qualified employee's contribution up to 6%. The total cost of the matching contribution was $13,295 for the year ended December 31, 1996.

Compensation of Directors:

The Registrant pays each director a fee of $150 per meeting for attending meetings of the Board of Directors.

Item 12.      Security Ownership of Certain Beneficial Owners and Management
              --------------------------------------------------------------

The following table sets forth: (i) the name and address of each person known by the Registrant to be the beneficial owner of more than 5% of any class of the Registrant's voting securities and each director and each officer named in the Summary Compensation Table of the Registrant; and (ii) the number and percent of the Registrant's common shares beneficially owned by each such person and by all directors and officers of the Registrant as a group as of December 31, 1996:


                                   Number of Shares             Percent
Name of Beneficial                   Beneficially                 of
      Owner                           Owned (1)                  Class
------------------                 ----------------             -------

James R. Davis                            2,000                   0.2%
Director
6064 Olentangy River Road
Worthington, Ohio 43085

Daniel D. Harkins                             0                   0.0%
Director
4369 Donington Road
Columbus, Ohio  43220

David White                              25,000                   1.9%
Director
1635 Peace Place
Columbus, Ohio  43209


John S. Sokol                             74,250 (2)               5.6%
Director
2346 Fishinger Road
Columbus, Ohio  43221

Barbara Sokol                            726,773 (2)              55.0%
2346 Fishinger Road
Columbus, Ohio  43221

Si Sokol                                 726,773 (2)              55.0%
Chairman and President
2346 Fishinger Road
Columbus, Ohio  43221

All Directors and Officers               778,023                  58.9%
as a group (six persons)

(1) Except as otherwise noted, none of the named individuals shares with another person either voting or investment power as to the shares reported.

(2) Includes 300,300 common shares owned by Barbara Sokol, of which 150,000 shares are owned by her a trustee for her children, including 50,000 as trustee for John Sokol, and 426,473 common shares owned by Si Sokol, her husband. The rules of the Securities and Exchange Commission require that Mr. and Mrs. Sokol's shares be aggregated for purposes of this disclosure; however, Mr. and Mrs. Sokol each disclaim any beneficial ownership of the other's shares.


Item 13.       Certain Relationships and Related Transactions
               ----------------------------------------------

See Item 2, Properties.




                                     PART IV



Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K
               ---------------------------------------------------------------

(a)    Exhibits
       --------

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

       21      Subsidiaries of the Registrant.

       27      Financial Data Schedule.

Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K
               ---------------------------------------------------------------
               (Continued)
               -----------

(b)    Financial Statement Schedules
       -----------------------------

       Financial Statement schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or notes thereto.

(c)    Reports on Form 8-K
       -------------------

       No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 1996.

                                   Signatures
                                   ----------

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      Westford Group, Inc.
                                                      (Registrant)


                                          3/17/97     By      Si Sokol
                                         ---------       ----------------------
                                           DATE               Si Sokol
                                                           Chairman of Board of
                                                        Directors, President and
                                                        Chief Executive Officer


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, which include the Chief Executive Officer, the Chief Financial Officer and a majority of the Board of Directors, on behalf of the Registrant and in the capacities and on the dates indicated:


 3/17/97         Si Sokol                  3/17/97          Sally Cress
---------  ------------------------        ---------  ------------------------
  DATE           Si Sokol                   DATE            Sally Cress
             Chairman of Board of                       Treasurer, Secretary
           Directors, President and                     hief Financial Officer
           Chief Executive Officer                      and Chief Accounting
                                                                Officer


 3/17/97       David J. White              3/17/97         Daniel D. Harkins
---------  ------------------------        ---------  ------------------------
  DATE         David J. White               DATE           Daniel D. Harkins
                  Director                                    Director


 3/17/97      James R. Davis               3/17/97         John S. Sokol
---------  ------------------------        ---------  ------------------------
  DATE        James R. Davis                DATE           John S. Sokol
                Director                                     Director