Form 10-Q
period 1997-03-31
WESTFORD GROUP INC
filed 1997-05-01
CIK 22709

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended        March 31, 1997            Commission File Number 0-8254
                 ----------------------------    -------------------------------


                              WESTF0RD GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Ohio                                               31-0854431
-------------------------------                            --------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)

  20 East Broad Street, Columbus, Ohio                              43215
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number including area code                (614) 228-2800
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
                                          YES   X       NO
                                              -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

             Class                           Outstanding at March 31, 1997
-------------------------------            -------------------------------
Common stock, without par value                        1,336,206

                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY

                                      INDEX
                                      -----

                                                                                                 Page No.

PART I - FINANCIAL INFORMATION:

     Item 1. Financial Statements

         Consolidated Balance Sheets as of
              March 31, 1997 (unaudited) and December
              31, 1996                                                                                3


         Consolidated Statements of Operations for the
              three months ended March 31, 1997 and 1996
              (unaudited)                                                                             5

         Consolidated Statements of Cash Flows for the
              three months ended March 31, 1997 and 1996
              (unaudited)                                                                             6

         Notes to Consolidated Financial Statements (unaudited)                                       8


     Item 2. Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                              9

PART II - OTHER INFORMATION AND SIGNATURES

     Item 1. Legal Proceedings                                                                       11

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements
        --------------------

                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY

                           Consolidated Balance Sheets

                                                         March 31,   December 31,
Assets                                                      1997         1996
------                                                  -----------    --------
                                                        (Unaudited)

Cash                                                      $ 85,136     $138,711
Accounts receivable - trade                                222,075      207,335
Costs and estimated earnings in excess of billings on
  uncompleted codification contracts                       152,155      120,057
Costs of uncompleted code supplements                       40,708       39,161
Deferred taxes                                              22,073       24,762
Other assets                                                 3,291        2,287
                                                          --------     --------

                   Total current assets                    525,438      532,313

Deferred taxes                                              14,536       14,536

Property and equipment, net                                 67,417       58,312

Intangible asset, net of accumulated amortization of
    $38,307 in 1997 and $37,272 in 1996                    127,347      128,382
                                                          --------     --------

                   Total assets                           $734,738     $733,543
                                                          ========     ========
                                                                     (Continued)

                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY

                     Consolidated Balance Sheets, Continued

                                                               March 31,       December 31,
Liabilities and Shareholders' Equity                             1997              1996
------------------------------------                         -----------        ----------
                                                              (Unaudited)

Current Liabilities:
    Note payable - bank                                       $     3,575      $     3,575
    Accounts payable                                               55,931           53,453
    Accrued salaries, commissions and payroll taxes
         payable                                                   62,792           66,185
    Billings in excess of costs and estimated earnings on
         uncompleted codification contracts (note 2)               10,707           16,626
    Current portion of capital lease obligations                    5,253            5,130
                                                              -----------      -----------

                   Total current liabilities                      138,258          144,969

    Capital lease obligations, less current portion                 6,281            7,641

    Debenture payable                                              50,000           50,000
                                                              -----------      -----------

                   Total liabilities                              194,539          202,610
                                                              -----------      -----------
    Commitments

    Series two serial redeemable preference stock,
         500 shares authorized                                        -                -
                                                              -----------      -----------

    Shareholders' Equity:
         Serial preference stock, without par value:
            Series one serial preference, authorized
              100 shares; none issued                                 -                -
         Class A preferred shares, par value $2,285;
            authorized 500 shares; none issued                        -                -
         Class B preferred shares, par value $500;
            authorized 4,000 shares; none issued                      -                -
         Common stock, without par value; authorized
             2,000,000 shares; 1,434,202 shares issued            871,286          871,286
         Additional paid-in capital                               785,619          788,739
         Accumulated deficit                                   (1,091,426)      (1,099,943)
                                                              -----------      -----------
                                                                  565,479          560,082

         Less: Treasury stock, at cost (97,996 common
               shares at March 31, 1997 and 112,996
               at December 31, 1996)                              (25,280)         (29,149)
                                                              -----------      -----------

               Total shareholders' equity                         540,199          530,933
                                                              -----------      -----------


               Total liabilities and shareholders'
                       equity                                 $   734,738      $   733,543
                                                              ===========      ===========





See accompanying notes to consolidated financial statements.

                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                        Three Months Ended
                                                                             March 31,

                                                                      1997            1996
                                                                   ----------      -----------

Sales                                                             $   378,267      $   353,478

Cost of sales                                                         187,632          218,647
                                                                  -----------      -----------

                                                                      190,635          134,831
                                                                  -----------      -----------

Selling, general and administrative expenses:
     Salaries and related costs                                        95,712           67,645
     Professional fees                                                 15,609           27,466
     Other                                                             66,505           44,098
                                                                  -----------      -----------
                                                                      177,826          139,209
                                                                  -----------      -----------
Non-operating expense:
     Interest expense                                                  (1,603)          (3,322)
                                                                  -----------      -----------
                                                                       (1,603)          (3,322)
                                                                  -----------      -----------

              Income (loss) before federal income tax expense          11,206           (7,700)

Federal income tax benefit (expense)                                   (2,689)           1,848
                                                                  -----------      -----------


              Net income (loss)                                   $     8,517      $    (5,852)
                                                                  ===========      ===========


Net income (loss) per common share                                $       .01      $      (.01)
                                                                  ===========      ===========


Weighted average number of common shares and equivalents
  outstanding                                                       1,681,039        1,666,226
                                                                  -----------      -----------



See accompanying notes to consolidated financial statements.

                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                   Three Months Ended
                                                                        March 31,

                                                                   1997           1996
                                                                ----------     ----------

Cash flows from operating activities:
     Net income (loss)                                           $  8,517      $ (5,852)
     Adjustments to reconcile net income (loss)
        to cash provided by (used in) operating
         activities:
         Depreciation and amortization                             10,525         6,938
         Deferred federal income tax (benefit) expense              2,689        (1,848)
         (Increase) decrease in accounts receivable - trade       (14,740)        4,189
         (Increase) decrease in costs and estimated earnings
           in excess of billings on uncompleted codification
           contracts                                              (32,098)       43,519
         Increase in costs of uncompleted code supplements         (1,547)       (4,419)
         Increase in other assets                                  (1,004)       (1,061)
         Increase in accounts payable                               2,478        14,853
         Increase (decrease) in accrued salaries,
           commissions, and payroll taxes payable                  (3,393)        6,748
         Decrease in billings in excess of costs
           and estimated earnings on uncompleted
           codification contracts                                  (5,919)      (28,132)
                                                                 --------      --------

             Net cash provided by (used in)
                         operating activities                     (34,492)       34,935
                                                                 --------      --------

Cash flows from investing activities:
     Purchase of property and equipment                           (18,595)       (8,476)
                                                                 --------      --------

             Net cash used in investing activities                (18,595)       (8,476)
                                                                 --------      --------


                                                                              (Continued)

                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY

                Consolidated Statements of Cash Flows, Continued

                                   (Unaudited)

                                                               Three Months Ended
                                                                     March 31,

                                                              1997            1996
                                                           ----------      ---------

Cash flows from financing activities:
     Proceeds from note payable to bank                     $     -        $  58,981
     Repayment of note payable to bank                            -          (80,000)
     Principal payments under capital lease obligations        (1,238)        (5,490)
     Issuance of treasury stock                                   750            -
                                                            ---------      ---------

             Net cash used in financing activities               (488)       (26,509)
                                                            ---------      ---------

Net decrease in cash                                          (53,575)           (50)
                                                            ---------      ---------

Cash at December 31                                           138,711         26,794
                                                            ---------      ---------

Cash at March 31                                            $  85,136      $  26,744
                                                            =========      =========


Supplemental cash flow disclosure:
     Interest paid                                          $   1,603      $   3,322
                                                            =========      =========



See accompanying notes to consolidated financial statements.

                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY

             Notes To Consolidated Financial Statements (Unaudited)

1. The Consolidated Balance Sheet as of March 31, 1997, the Consolidated Statements of Income for the three months ended March 31, 1997 and 1996, and the Consolidated Statements of Cash Flows for the three months then ended have been prepared by Westford Group, Inc. (the "Company") without an audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flow at March 31, 1997 and for all periods presented have been made.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these unaudited Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1996. The results of operations for the period ended March 31, 1997 are not necessarily indicative of the results of operations for the full year.

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

                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY

Item 2.       Management's Discussion and Analysis of
              ---------------------------------------
              Financial Condition and Results of Operations
              ---------------------------------------------

Summary
-------

The following table sets forth changes in certain items reflected in the financial data as compared to the indicated prior period.

                                     Period to Period Increase (Decrease)
                                           Quarter Ended March 31,
                                                  1997-96
                                                  -------
Sales                                            $ 24,789
Cost of sales                                     (31,015)
Selling, general and administrative expenses       38,617

Results of Operations
---------------------

The Company's business is principally carried on through its wholly-owned subsidiary, ALP Corporation. ALP Corporation's sales increased 7.0% during the first quarter of 1997 as compared to the first quarter of 1996, primarily due to production efficiencies resulting from introduction of electronic technologies. Codification revenue remained relatively constant during the first quarter of 1997 as compared the first quarter of 1996. Subscription services on existing codes of ordinance increased 8.1% due to increased subscription sales in electronic formats. Gross margin increased in 1997 as compared to the first quarter of 1996 as sales increased and cost of sales declined primarily due to reductions in production salaries and supplies. Selling, general and administrative expenses increased 27.7% in the first quarter of 1997 as compared to the first quarter of 1996 due to increases in administrative salaries and related costs, licensing and filing fees, and sales related expenses.

Liquidity and Capital Commitments
---------------------------------

Although it is impossible to estimate accurately the future cash flow from the operations of the Registrant's codification business, management believes the Registrant's effective capital costs may increase. Management is actively exploring further avenues for preserving capital and improving liquidity. As of March 31, 1997, the Company had a revolving credit agreement with a bank to provide a $250,000 note. The credit facility has a maturity date of May 1, 1997, and bears interest at the banks prime rate (8.5% per annum at March 31, 1997). The Company anticipates such agreement will be renewed. Management does not know of any trends, events or uncertainties that will have or that are reasonably likely to have material effect on the Registrant's liquidity, capital resources or results of operations.

Deferred Taxes
--------------

The Company has substantial tax loss carryforwards and temporary differences at March 31, 1997, which give rise to deferred tax assets. Based on an analysis of the likelihood of realizing the Company's gross deferred tax asset, the Company has determined that the recognition criteria set forth in SFAS No. 109, "Accounting for Income Taxes", are not met for the entire deferred tax asset and, accordingly, the net deferred tax asset is reduced by a valuation allowance.

Intangible Asset
----------------

The excess of net assets acquired in a business combination over the purchase price of approximately $160,000 was allocated to a database acquired. The database is comprised of the municipal code data and related files. Provision for amortization of the database is based on an estimated useful life of forty years reflecting the long lives nature of municipal codes.

                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY

                Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued

Inflation
---------

Management does not consider the impact of changing prices to be material in the analysis of the Company's overall operation.

Safeharbor Statement Under the Private Securities Litigation Reform Act of 1995
-------------------------------------------------------------------------------

Except for the historical information contained herein, the matters discussed in this Form 10-Q include forward-looking statements that involve risks and uncertainties, including, but not limited to, quarterly fluctuations in results, the management of growth, and other risks detailed from time to time in the Company's Securities and Exchange Commission filings. Actual results may differ materially from management expectations.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

Two discrimination charges were filed by an employee against ALP Corporation with the Federal Equal Employment Opportunity Commission ("EEOC"). In the first charge, filed on June 21, 1996, the employee alleged discrimination in pay on the basis of age, sex and disability. The employee also alleged denial of accommodation for alleged disabilities and oral intimidation and harassment in retaliation for the employee's internal complaints. In the second discrimination charge, filed on November 21, 1996, the employee claimed American Legal Corporation has retaliated against the employee for pursuing the first charge. ALP Corporation has submitted responses to both discrimination charges. No determination has been made as yet by the EEOC on either charge.

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

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------
         (a) Exhibits
             --------

             Item 27 Financial Data Schedule

         (b) Reports on Form 8-K
             -------------------

             No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     WESTFORD GROUP, INC.
                                                     --------------------
                                                          (Registrant)



Date:   May 2, 1997                 By:               Si Sokol
     --------------------              -----------------------------------------
                                                      Si Sokol
                                                     President,
                                           Chairman of Board of Directors,
                                             and Chief Executive Officer
                                            (Principal Executive Officer)

Date:   May 2, 1997                 By:              Sally Cress
     --------------------              -----------------------------------------

                                                     Sally Cress
                                                Treasurer, Secretary,
                                               Chief Financial Officer,
                                             and Chief Accounting Officer
                                    (Principal Financial and Accounting Officer)