Form 10-Q
period 1997-06-30
WESTFORD GROUP INC
filed 1997-08-07
CIK 22709

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended      June 30, 1997            Commission File Number 0-8254
                 ----------------------         -------------------------------


                              WESTFORD GROUP, INC.
             ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Ohio                                              31-0854431
 -------------------------------                         ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                            Identification No.)

  20 East Broad Street, Columbus, Ohio                            43215
-----------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number including area code             (614) 228-2800
                                                             ----------------


                                      None
---------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                          YES   X       NO
                                             ------       -------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

             Class                           Outstanding at June 30, 1997
--------------------------------            -------------------------------
Common stock, without par value                        1,336,206

                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY

                                      INDEX

                                                                        Page No.

PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements

         Consolidated Balance Sheets as of
           June 30, 1997 (unaudited) and December 31, 1996                3


         Consolidated Statements of Operations for the three months
           and six months ended June 30, 1997 and 1996 (unaudited)        5


         Consolidated Statements of Cash Flows for the
           six months ended June 30, 1997 and 1996 (unaudited)            6


         Notes to Consolidated Financial Statements (unaudited)           7


     Item 2. Management's Discussion and Analysis of Financial            8
                Condition and Results of Operations


PART II - OTHER INFORMATION AND SIGNATURES

     Item 1. Legal Proceedings                                            10

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements
        --------------------

                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY

                          Consolidated Balance Sheets

                                                                 June 30,         December 31,
Assets                                                             1997              1996
------                                                            ------           ---------
                                                                (Unaudited)

Cash                                                           $   136,914        $    138,711
Accounts receivable - trade                                        221,600             207,335
Costs and estimated earnings in excess of billings on
  uncompleted codification contracts                               139,324             120,057
Costs of uncompleted code supplements                               42,801              39,161
Deferred taxes                                                      13,147              24,762
Other assets                                                         2,654               2,287
                                                               -----------        ------------

              Total current assets                                 556,440             532,313

Deferred taxes                                                      14,536              14,536

Property and equipment, net                                         67,907              58,312

Intangible asset, net of accumulated amortization of
  $39,343 in 1997 and $37,272 in 1996                              126,312             128,382
                                                               -----------        ------------
              Total assets                                     $   765,195        $    733,543
                                                               ===========        ============


                                                                     (Continued)

                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY

                     Consolidated Balance Sheets, Continued

                                                                      June 30,         December 31,
Liabilities and Shareholders' Equity                                    1997               1996
------------------------------------                               -----------        ------------
                                                                    (Unaudited)
Current liabilities:
     Note payable - bank                                           $     3,575        $      3,575
     Accounts payable                                                   49,498              53,453
     Accrued salaries, commissions and payroll taxes
         payable                                                        75,299              66,185
     Billings in excess of costs and estimated earnings on
         uncompleted codification contracts                             14,012              16,626
     Current portion of capital lease obligations                        5,379               5,130
                                                                   -----------        ------------
              Total current liabilities                                147,763             144,969

Capital lease obligations, less current portion                          4,888               7,641

Debenture payable                                                       50,000              50,000
                                                                   -----------        ------------

              Total liabilities                                        202,651             202,610
                                                                   -----------        ------------
Commitments

Series two serial redeemable preference stock, 500 shares
     authorized; none issued                                              -                   -
                                                                   -----------        ------------
Shareholders' equity:
     Serial preference stock, without par value:
         Series one serial preference, authorized 100 shares;
           none issued                                                    -                   -
     Class A preferred shares, par value $2,285; authorized
         500 shares; none issued                                          -                   -
     Class B preferred shares, par value $500; authorized
         4,000 shares; none issued                                        -                   -
     Common stock, without par value; authorized 2,000,000
         shares; 1,434,202 shares issued                               871,286             871,286
     Additional paid-in capital                                        785,619             788,739
     Accumulated deficit                                            (1,069,081)         (1,099,943)
                                                                   -----------        ------------
                                                                       587,824             560,082


     Less: Treasury stock, at cost (97,996 common shares at
                June 30, 1997 and 112,996 at December 31, 1996)        (25,280)            (29,149)
                                                                   -----------        ------------
              Total shareholders' equity                               562,544             530,933
                                                                   -----------        ------------


              Total liabilities and shareholders' equity           $   765,195        $    733,543
                                                                   ===========        ============


See accompanying notes to consolidated financial statements.

                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY

                     Consolidated Statements of Operations
                                  (Unaudited)

                                                                  Three Months Ended              Six Months Ended
                                                                       June 30,                        June 30,
                                                                ---------------------------------------------------------
                                                                   1997            1996            1997            1996
                                                                ---------       ---------       ---------       ---------
Sales                                                           $ 384,016       $ 404,422       $ 762,283       $ 757,900


Cost of sales                                                     206,793         218,413         394,425         437,060
                                                                ---------       ---------       ---------       ---------

                                                                  177,223         186,009         367,858         320,840
                                                                ---------       ---------       ---------       ---------


Selling, general and administrative expenses:
   Salaries and related costs                                      83,211          66,551         178,923         134,196
   Professional fees                                               14,622           6,966          30,231          34,432
   Other                                                           46,529          67,392         113,034         111,490
                                                                ---------       ---------       ---------       ---------
                                                                  144,362         140,909         322,188         280,118
                                                                ---------       ---------       ---------       ---------

Non-operating expense:
   Interest expense                                                 1,590           2,887           3,193           6,209
                                                                ---------       ---------       ---------       ---------


     Income before federal income tax
         expense                                                   31,271          42,213          42,477          34,513

Federal income tax expense                                          8,926          10,131          11,615           8,283
                                                                ---------       ---------       ---------       ---------
   Net income                                                   $  22,345       $  32,082       $  30,862       $  26,230
                                                                =========       =========       =========       =========

Net income per common share                                     $     .01       $     .02       $     .02       $     .01
                                                                =========       =========       =========       =========
Weighted average number of common
   shares and equivalents
   outstanding                                                  1,681,206       1,666,226       1,681,123       1,666,226
                                                                ---------       ---------       ---------       ---------


See accompanying notes to consolidated financial statements.

                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY

                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                               Six Months Ended
                                                                                     June 30,

                                                                              1997              1996
                                                                           ----------         -------
Cash flows from operating activities:
     Net income                                                            $   30,862      $   26,230
     Adjustments to reconcile net loss to cash
        provided by operating activities:
        Net realized gain on disposal of equipment                               -                (29)
        Depreciation and amortization                                          17,505          14,284
        Deferred federal income tax expense                                    11,615           8,283
        (Increase) decrease in accounts receivable - trade                    (14,265)         52,859
        (Increase) decrease in costs and estimated earnings
          in excess of billings on uncompleted codification
          contracts                                                           (19,267)         24,721
        Increase in costs of uncompleted code supplements                      (3,640)         (1,210)
        Increase in other assets                                                 (367)           (632)
        Decrease in accounts payable                                           (3,955)         (4,361)
        Increase in accrued salaries,
          commissions, and payroll taxes payable                                9,114           9,555
        Decrease in billings in excess of costs and estimated
          earnings on uncompleted codification contracts                       (2,614)        (20,350)
                                                                           ----------     -----------
            Net cash provided by operating activities                          24,988         109,350
                                                                           ----------     -----------
Cash flows from investing activities:
     Purchase of property and equipment                                       (25,031)        (11,999)
     Sale of equipment                                                           -                120
                                                                           -----------    -----------
            Net cash used in investing activities                             (25,031)        (11,879)
                                                                           ----------     -----------
Cash flows from financing activities:
     Proceeds from note payable to bank                                          -             68,981
     Repayment of note payable to bank                                           -           (149,000)
     Principal payments under capital lease obligations                        (2,504)         (9,622)
     Issuance of treasury stock                                                   750            -
                                                                           ----------      ----------
            Net cash used in financing activities                              (1,754)        (89,641)
                                                                           ----------      ----------
Net increase (decrease) in cash                                                (1,797)          7,830

Cash at December 31                                                           138,711          26,794
                                                                           ----------      ----------

Cash at June 30                                                            $  136,914      $   34,624
                                                                           ==========      ==========

Supplemental cash flow disclosure:
     Interest paid                                                         $    3,193      $    6,209
                                                                           ==========      ==========


See accompanying notes to consolidated financial statements.

                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY

             Notes To Consolidated Financial Statements (Unaudited)

1. The Consolidated Balance Sheet as of June 30, 1997, the Consolidated Statements of Operations for the three and six months ended June 30, 1997 and 1996, and the Consolidated Statements of Cash Flows for the six months then ended have been prepared by Westford Group, Inc. (the "Company") without an audit. In the opinion of the Company's management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flow at June 30, 1997 and for all periods presented have been made.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these unaudited Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1996. The results of operations for the period ended June 30, 1997 are not necessarily indicative of the results of operations for the full year.

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

                                                    Period to Period Increase
                                                    Six Months Ended June 30,
                                                            1996-97
         Sales                                             $  4,383
         Cost of sales                                      (42,635)
         Selling, general and administrative expenses        42,070


Results of Operations
---------------------

The Company's business is principally carried on through its wholly-owned subsidiary, ALP Corporation. ALP Corporation's sales remained relatively constant during the first six months of 1997 as compared to the first six months of 1996 and sales decreased 5.0% during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. Codification revenue of $245,352 decreased 3.9% during the first six months of 1997 as compared to $255,206 during the first six months of 1996. Codification revenue decreased from $130,835 for the three months ended June 30, 1996 as compared to $114,798 for the three months ended June 30, 1997. Subscription services on existing codes of ordinance increased 2.8% due to revenue generated from subscription sales in electronic formats. Subscriptions services on existing codes of ordinances remained relatively constant during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. Gross margin increased 14.7% during the first six months of 1997 as compared to the first six months of 1996 due to reduced overhead and production-related expenses. Gross margin decreased 4.7% in the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. Cost of sales decreased 9.8% during the first six months of 1997 as compared to the first six months of 1996 due to cost-cutting measures implemented in an effort to reduce overhead and production-related expenses. Cost of sales decreased 5.3% due to decreases in production salaries and related costs and supplies during the three months ended June 30, 1997 when compared to the same period ended June 30, 1996. Selling, general and administrative expenses increased 15.0% during the first six months of 1997 as compared to the first six months of 1996 due to increases in administrative salaries and related costs, and sales related expenses associated with reassignments of production staff to sales related positions. Selling, general and administrative expenses increased 2.5% for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996.

Liquidity and Capital Commitments
---------------------------------

Although it is impossible to estimate accurately the future cash flow from the operations of the Registrant's codification business, management believes the Registrant's effective capital costs may increase. Management is actively exploring further avenues for preserving capital and improving liquidity. As of June 30, 1997, the Company had a revolving credit agreement with a bank to provide a $250,000 note. The credit facility has a maturity date of April 30, 1998, and bears interest at the banks prime rate (8.5% per annum at June 30, 1997). The Company anticipates such agreement will be renewed. Management does not know of any trends, events or uncertainties that will have or that are reasonable likely to have material effect on the Registrant's liquidity, capital resources or results of operations.

                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY

                    Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued

Deferred Taxes
--------------

The Company has substantial tax loss carryforwards and temporary differences at June 30, 1997, which give rise to deferred tax assets. Based on an analysis of the likelihood of realizing the Company's gross deferred tax asset, the Company has determined that the recognition criteria set forth in SFAS No. 109, "Accounting for Income Taxes", are not met for the entire gross deferred tax asset and, accordingly, the gross deferred tax asset is reduced by a valuation allowance.

Intangible Asset
----------------

The excess of net assets acquired in a business combination over the purchase price of approximately $160,000 was allocated to a database acquired. The database is comprised of the municipal code data and related files. Provision for amortization of the database is based on an estimated useful life of forty years reflecting the long-lived nature of municipal codes.

Inflation
---------

Management does not consider the impact of changing prices to be material in the analysis of the Company's overall operation.

Safeharbor Statement Under the Private Securities Litigation Reform Act of 1995
-------------------------------------------------------------------------------

Except for the historical information contained herein, the matters discussed in this Form 10-Q includes forward-looking statements that involve risks and uncertainties, including, but not limited to, quarterly fluctuations in results, the management of growth, and other risks detailed from time to time in the Company's Securities and Exchange Commission filings. Actual results may differ materially from management's expectations.

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

                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

Two discrimination charges were filed by an employee against ALP Corporation with the Federal Equal Employment Opportunity Commission ("EEOC"). In the first charge, filed on June 21, 1996, the employee alleged discrimination in pay on the basis of age, sex and disability. The employee also alleged denial of accommodation for alleged disabilities and oral intimidation and harassment in retaliation for the employee's internal complaints. In the second discrimination charge, filed on November 21, 1996, the employee claimed American Legal Publishing Corporation has retaliated against the employee for pursuing the first charge. ALP Corporation has submitted responses to both discrimination charges. No determination has been made as yet by the EEOC on either charge.

On or about January 27, 1997, a tort claim was filed on behalf of the same employee of ALP Corporation, in the Court of Common Pleas, Hamilton County, Ohio. The complaint alleges that the employee's supervisors are guilty of "intentional or negligent infliction of emotional distress" by their "verbal and emotion abuse" of the employee. The Complaint also alleges a claim on behalf of the employee's spouse for loss of consortium. ALP Corporation has filed an Answer and will contest these claims vigorously since it believes it has strong defenses to the claims.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

         (a) Exhibits
             --------

             Item 27 Financial Data Schedule

         (b) Reports on Form 8-K
             -------------------

             No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              WESTFORD GROUP, INC.
                                          ---------------------------
                                                (Registrant)

Date:    August 6, 1997                   By:       Si Sokol
     ---------------------                   ------------------------
                                                    Si Sokol
                                                    President,

                                         Chairman of Board of Directors,
                                           and Chief Executive Officer
                                          (Principal Executive Officer)


Date:    August 6, 1997                    By:      Sally Cress
     ---------------------                    ------------------------
                                                    Sally Cress
                                               Treasurer, Secretary,
                                              Chief Financial Officer
                                           and Chief Accounting Officer
                                   (Principal Financial and Accounting Officer)