Form 10-Q
period 1997-09-30
WESTFORD GROUP INC
filed 1997-11-12
CIK 22709

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended     September 30, 1997         Commission File Number 0-8254
                 --------------------------    -------------------------------


                              WESTF0RD GROUP, INC.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Ohio                                               31-0854431
----------------------------------                         -------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

  20 East Broad Street, Columbus, Ohio                              43215
------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number including area code                (614) 228-2800
                                                            -------------------


                                    None
------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                YES   X       NO
                                   ------       ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

     Class                                 Outstanding at September 30, 1997
--------------------------------           ---------------------------------
Common stock, without par value                       1,336,206

                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY

                                     INDEX

                                                                            Page

PART I - FINANCIAL INFORMATION:

     Item 1. Financial Statements

        Consolidated Balance Sheets as of September
          30, 1997 (unaudited) and December 31, 1996                           3

         Consolidated Statements of Operations for the three months and nine
          months ended September 30, 1997 and 1996 (unaudited)                 5

         Consolidated Statements of Cash Flows for the nine months ended
          September 30, 1997 and 1996 (unaudited)                              6

         Notes to Consolidated Financial Statements (unaudited)                7


     Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                            8

     Item 3. Quantitative and Qualitative Disclosures About
                Market Risk                                       Not Applicable

PART II - OTHER INFORMATION AND SIGNATURES

     Item 1. Legal Proceedings                                                10

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY

                          Consolidated Balance Sheets

                                                                   September 30,        December 31,
Assets                                                                 1997                 1996
------                                                             --------------      -------------
                                                                    (Unaudited)
Current:
     Cash                                                         $   136,855         $   138,711
     Accounts receivable - trade                                      225,941             207,335
     Costs and estimated earnings in excess of billings
        on uncompleted codification contracts                         147,008             120,057
     Costs of uncompleted code supplements                             30,128              39,161
     Deferred taxes                                                    15,062              24,762
     Other assets                                                       2,451               2,287
                                                                  --------------      -------------

              Total current assets                                    557,445             532,313

Deferred taxes                                                         14,536              14,536
Property and equipment, net                                            61,817              58,312
Intangible asset, net of accumulated amortization of
  $40,378 in 1997 and $37,272 in 1996                                 125,276             128,382
                                                                  --------------      -------------
              Total assets                                        $   759,074         $   733,543
                                                                  ==============      =============

                                                                     (Continued)

                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY

                     Consolidated Balance Sheets, Continued

                                                                 September 30,         December 31,
Liabilities and Shareholders' Equity                                 1997                  1996
------------------------------------                             -------------         ------------
                                                                  (Unaudited)
Current Liabilities:
   Note payable - bank                                             $     3,575         $      3,575
   Accounts payable                                                     71,759               53,453
   Accrued salaries, commissions and payroll taxes
      payable                                                           51,110               66,185
   Billings in excess of costs and estimated earnings on
      uncompleted codification contracts                                15,315               16,626
   Current portion of capital lease obligations                          5,551                5,130
                                                                   -----------         ------------

         Total current liabilities                                     147,310              144,969

Capital lease obligations, less current portion                          3,408                7,641

Debenture payable                                                       50,000               50,000
                                                                   -----------          -----------

         Total liabilities                                             200,718              202,610
                                                                   -----------          -----------

Commitments

Series two serial redeemable preference stock, 500
   shares authorized                                                      -                    -
                                                                   -----------          -----------

Shareholders' equity:
   Serial preference stock, without par value:
      Series one serial preference, authorized 100 shares;
      none issued                                                         -                    -
   Class A preferred shares, par value $2,285; authorized
      500 shares; none issued                                             -                    -
   Class B preferred shares, par value $500; authorized
      4,000 shares; none issued                                           -                    -
   Common stock, without par value; authorized 2,000,000
      shares; 1,434,202 shares issued                                  871,286              871,286
   Additional paid-in capital                                          785,619              788,739
   Accumulated deficit                                              (1,073,269)          (1,099,943)
                                                                    -----------         ------------
                                                                       583,636              560,082


   Less: Treasury stock, at cost (97,996 common shares
           at September 30, 1997 and 112,996 at December
           31, 1996)                                                   (25,280)             (29,149)
                                                                    -----------         ------------


         Total shareholders' equity                                    558,356              530,933
                                                                   -----------         ------------



         Total liabilities and shareholders' equity                $   759,074         $    733,543
                                                                   ===========         ============





See accompanying notes to consolidated financial statements.

                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY

                     Consolidated Statements of Operations
                                  (Unaudited)

                                                 Three Months Ended         Nine months Ended
                                                    September 30,              September 30,
                                                   1997         1996         1997         1996
                                                ---------    ---------    ---------    ---------
Sales                                           $ 341,477    $ 414,813   $1,103,760   $1,172,713

Cost of sales                                     189,165      195,063      583,590      632,123
                                                ---------    ---------    ---------    ---------

                                                  152,312      219,750      520,170      540,590
                                                ---------    ---------    ---------    ---------

Selling, general and administrative
   expenses:
   Salaries and related costs                      83,453       86,438      262,376      220,634
   Professional fees                               13,566       20,207       43,797       54,639
   Other                                           59,838       44,266      172,872      155,756
                                                ---------    ---------    ---------    ---------
                                                  156,857      150,911      479,045      431,029
                                                ---------    ---------    ---------    ---------

Nonoperating expense:
   Interest expense                                 1,558        1,806        4,751        8,015
                                                ---------    ---------    ---------    ---------


      Income (loss) before federal income
         taxes                                     (6,103)      67,033       36,374      101,546

Federal income tax (benefit) expense               (1,915)      16,088        9,700       24,371
                                                =========    =========    =========    =========

         Net income (loss)                      $  (4,188)   $  50,945    $  26,674    $  77,175
                                                =========    =========    =========    =========

Net income per common share                     $     .00    $     .03    $     .02    $     .05
                                                ---------    ---------    ---------    ---------

Weighted average number of common
   shares and equivalents outstanding           1,681,206    1,666,217    1,681,151    1,666,223
                                                ---------    ---------    ---------    ---------



See accompanying notes to consolidated financial statements.

                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY

                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                      Nine Months Ended
                                                                         September 30,
                                                                     1997            1996
                                                                  ----------     -----------
Cash flows from operating activities:
   Net income                                                    $   26,674      $   77,175
   Adjustments to reconcile net loss to cash
      provided by operating activities:
      Net realized gain on disposal of equipment                        -               (29)
      Depreciation and amortization                                  24,631          21,686
      Deferred federal income tax expense                             9,700          24,371
      (Increase) decrease in accounts receivable - trade            (18,606)         58,165
      (Increase) decrease in costs and estimated earnings
         in excess of billings on uncompleted codification
         contracts                                                  (26,951)         28,850
      (Increase) decrease in costs of uncompleted code
         supplements                                                  9,033          (8,647)
      Increase in other assets                                         (164)           (560)
      Increase in accounts payable                                   18,306           5,783
      Increase (decrease) in accrued salaries,
         commissions, and payroll taxes payable                     (15,075)          2,609
      Decrease in billings in excess of costs and estimated
         earnings on uncompleted codification contracts              (1,311)        (21,359)
                                                                 ----------      ----------
         Net cash provided by operating activities                   26,237         188,044
                                                                 ----------      ----------
Cash flows from investing activities:
   Purchase of property and equipment                               (25,031)        (12,538)
   Sale of equipment                                                   -                120
                                                                 ----------      ----------
         Net cash used in investing activities                      (25,031)        (12,418)
                                                                 ----------      ----------

Cash flows from financing activities:
   Proceeds from note payable to bank                                  -             68,981
   Repayment of note payable to bank                                   -           (149,000)
   Principal payments under capital lease obligations                (3,812)        (13,858)
   Issuance of treasury stock                                           750              (7)
                                                                 ----------      ----------
         Net cash used in financing activities                       (3,062)        (93,884)
                                                                 ----------      ----------

Net increase (decrease) in cash                                      (1,856)         81,742

Cash at December 31                                                 138,711          26,794
                                                                 ----------      ----------
Cash at September 30                                             $  136,855      $  108,536
                                                                 ==========      ==========


Supplemental cash flow disclosure:
   Interest paid                                                 $    4,751      $    8,015
                                                                 ==========      ==========



See accompanying notes to consolidated financial statements.

                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY

             Notes To Consolidated Financial Statements (Unaudited)

1. The Consolidated Balance Sheets as of September 30, 1997, the Consolidated Statements of Operations for the three and nine months ended September 30, 1997 and 1996, and the Consolidated Statements of Cash Flows for the nine months then ended have been prepared by Westford Group, Inc. (the "Company") without an audit. In the opinion of Company's management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flow at September 30, 1997 and for all periods presented have been made.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these unaudited Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1996. The results of operations for the period ended September 30, 1997 are not necessarily indicative of the results of operations for the full year.

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

                                     Period to Period Increase (Decrease)
                                       Nine Months Ended September 30,
                                                    1996-97
                                    -------------------------------------
    Sales                                          $(68,953)
    Cost of sales                                   (48,533)
    Selling, general and administrative expenses     47,987


Results of Operations

The Company's business is principally carried on through its wholly-owned subsidiary, ALP Corporation. ALP Corporation's sales decreased 17.7% during the three months ended September 30, 1997 as compared to the three months ending September 30, 1996 and sales decreased 5.9% during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996 primarily due to a decline in new contract sales and one time republication for a significant customer during the third quarter of 1996. Codification revenue decreased from $143,599 for the three months ended September 30, 1996 as compared to $91,396 for the three months ended September 30, 1997. Codification revenue of $336,748 decreased 15.5% during the first nine months of 1997 as compared to $398,805 during the first nine months of 1996 due to a decline in new contract sales. Subscriptions services on existing codes of ordinances remained relatively constant during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. Cost of sales decreased 3.0% during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996 due to decreases in production salaries, supplies and shipping. Cost of sales decreased 7.7% due to decreases in production salaries, supplies and shipping during the nine months ended September 30, 1997 when compared to the same period ended September 30, 1996. Selling, general and administrative expenses increased 3.9% for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996 due to increases in administrative salaries and travel. Selling, general and administrative expenses increased 11.1% during the first nine months of 1997 as compared to the first nine months of 1996 due to increases in administrative salaries and related costs, and travel related expenses.

Liquidity and Capital Commitments

Although it is impossible to estimate accurately the future cash flow from the operations of the Registrant's codification business, management believes the Registrant's effective capital costs may increase. Management is actively exploring further avenues for preserving capital and improving liquidity. As of September 30, 1997, the Company had a revolving credit agreement with a bank to provide a $250,000 note. The credit facility has a maturity date of April 30, 1998, and bears interest at the banks prime rate (8.5% per annum at September 30, 1997). The Company anticipates such agreement will be renewed. Management does not know of any trends, events or uncertainties that will have or that are reasonable likely to have material effect on the Registrant's liquidity, capital resources or results of operations.

                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY

                    Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued

Deferred Taxes

The Company has substantial tax loss carryforwards and temporary differences at September 30, 1997, which give rise to deferred tax assets. Based on an analysis of the likelihood of realizing the Company's gross deferred tax asset, the Company has determined that the recognition criteria set forth in SFAS No. 109, "Accounting for Income Taxes", are not met for the entire gross deferred tax asset and, accordingly, the gross deferred tax asset is reduced by a valuation allowance.

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

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

      (a) Exhibits
          --------

          Item 27 Financial Data Schedule

      (b) Reports on Form 8-K
          -------------------

          No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        WESTFORD GROUP, INC.
                                      ------------------------
                                           (Registrant)

Date:    November 5, 1997              By:       Si Sokol
     -----------------------              --------------------

                                                 Si Sokol
                                                President,
                                       Chairman of Board of Directors,
                                         and Chief Executive Officer
                                        (Principal Executive Officer)

Date:    November 5, 1997              By:       Sally Cress
     ------------------------             --------------------

                                                Sally Cress
                                           Treasurer, Secretary,
                                          Chief Financial Officer
                                        and Chief Accounting Officer
                                          (Principal Financial and
                                             Accounting Officer)