Form 10-K405
period 1997-12-31
WESTFORD GROUP INC
filed 1998-03-19
CIK 22709

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



  For the fiscal year ended                                    0-8254
-----------------------------                      -----------------------------
      December 31, 1997                                Commission File Number


                              WESTFORD GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Ohio                                            31-0854431
-------------------------------                    -----------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)


  20 East Broad Street, Columbus, Ohio                              43215
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number including area code         (614) 228-2800

Securities registered pursuant to Section 12(b) of the Act:

                                                Name of Each Exchange on
         Title of Each Class                        Which Registered

               NONE                                       NONE
    -----------------------------             -----------------------------

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


As of February 12, 1998, the Registrant had 1,336,206 Common Shares, without par value, outstanding.

                      WESTFORD GROUP, INC. AND SUBSIDIARY

                          1997 FORM 10-K ANNUAL REPORT


                               TABLE OF CONTENTS

                                                                         Page
                                     PART I

Item 1.    Business.....................................................   3
Item 2.    Properties...................................................   4
Item 3.    Legal Proceedings............................................   4
Item 4.    Submission of Matters to a Vote of Security Holders..........   5

                                     PART II

Item 5.    Market for the Registrant's Common Stock and Related
               Security Holder Matters..................................   5
Item 6.    Selected Financial Data......................................   6
Item 7.    Management's Discussion and Analysis of Financial
               Condition and Results of Operation.......................   7
Item 7A.   Quantitative and Qualitative Disclosures About Market
               Risk.....................................................   9
Item 8.    Financial Statements and Supplementary Data..................   9
Item 9.    Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure......................  22

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant...........  22
Item 11.   Executive Compensation.......................................  23
Item 12.   Security Ownership of Certain Beneficial Owners and
               Management...............................................  24
Item 13.   Certain Relationships and Related Transactions...............  25

                                     Part IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on
               Form 8-K.................................................  25

                                     PART I

Item 1.  Business
         --------

The Registrant (which term unless otherwise indicated, includes Westford Group, Inc. and its subsidiary) was incorporated in Ohio in 1972 and was a bank holding company prior to August 15, 1978. Effective as of that date, the Registrant sold all of its controlling interest in the Community National Bank of Mt. Gilead, Ohio ("Mt. Gilead Bank").

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

Some states now require that municipalities and/or counties each have a Code of Ordinances. For this reason, ALP Corporation has prepared and marketed a "Basic Code of Ordinances" to smaller municipalities in these states who do not need or cannot afford a custom Code of Ordinances but who, by adoption of a basic code, can meet state law requirements or receive the economic benefits of having a local code. ALP Corporation has developed this basic or model Code of Ordinances for the states of Ohio, Illinois, Indiana, Kentucky and North Carolina. It has also developed, and is marketing with a Texas firm, a model Code of Ordinances for Texas. In North Carolina, Kentucky, Oregon and Minnesota, ALP Corporation serves as the official code consultant to the state municipal leagues. Furthermore, in 1985, the State of Kentucky enacted legislation providing grants to municipalities to fund a Code of Ordinances as mandated by state law.

ALP Corporation presently has twenty-four full-time employees. The staff consists of marketing, production, general administrative and editorial personnel, eight of whom have law degrees.

There are approximately twenty-five (25) companies involved in the codification of local government ordinances. Five (5) companies operate on either a national or regional basis, with the rest serving clients only within a relatively small geographic area. ALP Corporation currently represents approximately 900 local governmental units in thirty-two (32) states.

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

The publication of local government material in electronic formats has become a growing market segment. Local governments are looking for ways to manage information electronically rather than to rely on growing stacks of paper documents. ALP Corporation has developed programs for maintaining codes of ordinances, meeting minutes, attorney opinions and other public documents in an electronic format. In Ohio, California, Texas, Michigan and Wisconsin, ALP Corporation contracts with the state municipal leagues to provide various electronic records management services.


Item 2.  Properties
         ----------

The executive offices of the Registrant are located in an office building at 20 East Broad Street, Columbus, Ohio. The office facilities are shared with other affiliated entities and rental and bookkeeping expenses are allocated among them. The Registrant does not own any materially important property used in its operations.

ALP Corporation occupies 5,558 square feet of rentable area on the 12th floor of the building located at 432 Walnut Street, Cincinnati, Ohio under an operating lease which will expire July 31, 1998. The lease provides for a monthly rental of $5,342, net of reimbursements payable to the lessor for cost of maintenance and operation of the building.


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

On or about January 27, 1997, a tort claim was filed on behalf of the same employee of ALP Corporation, in the Court of Common Pleas, Hamilton County, Ohio. The Complaint alleges that the employee's supervisors are guilty of "intentional or negligent infliction of emotional distress" by their "verbal and emotional abuse" of the employee. On October 28, 1997, the Company and claimant reached an agreement to settle all claims for $24,000 to avoid expense and disruption of protracted litigation. Accordingly, the Company has recorded a charge of $24,000 for this settlement.


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

(b)      Holders

         The number of holders of record of the Registrant's Common Stock as of February 12, 1998 was 2,084.

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



                      (THIS SPACE INTENTIONALLY LEFT BLANK)

Item 6.  Selected Financial Data
         -----------------------

Selected Income Statement Data:

                                                   Year Ended December 31,
                            -----------------------------------------------------------------------
                               1997            1996           1995           1994           1993
                            ----------      ----------     ----------     ----------     ----------
Sales                       $1,440,738      $1,505,952     $1,389,459     $1,234,981     $1,066,944

Cost of sales                  773,756         817,434        815,399        731,089        604,439

Selling, general and
   administrative
   expenses                    665,764         582,131        424,917        416,149        353,630

Income taxes                    10,107          27,876         31,579         33,451       (115,100)

Income (loss) from
   operations before
   extraordinary item          (15,159)         68,800         99,923         35,246        204,767

Cumulative effect of
   change in accounting
   for Federal income
   taxes                          --              --             --             --           17,103

Net income (loss)           $  (15,159)     $   68,800     $   99,923     $   35,246     $  221,870

Net income (loss)
   per common share,
   diluted                  $     (.01)     $      .04     $      .06     $      .02     $      .13

Average number of
   shares of common
   stock outstanding         1,681,165       1,666,219      1,664,842      1,661,226      1,661,226


Selected Balance Sheet Data:

                                           Year Ended December 31,
                         ------------------------------------------------------------
                           1997         1996         1995         1994         1993
                         --------     --------     --------     --------     --------
Current assets           $576,734     $532,313     $552,267     $406,434     $421,256
Notes payable
   to bank                  3,575        3,575       83,594       10,009      139,780
Current liabilities       214,060      144,969      266,150      276,422      312,559
Working capital           362,674      387,344      286,117      130,012      108,697
Total assets              782,586      733,543      791,060      669,359      719,284
Shareholders' equity      516,524      530,933      462,139      361,966      326,720

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

Summary

The following table sets forth changes in certain items reflected in the financial data as compared to the indicated prior period.

                                              Period to Period Increase
                                               Year Ended December 31,
                                             1996-97             1995-96
                                            --------            --------

         Sales                              $(65,214)           $116,493
         Cost of sales                       (43,678)              2,035
         Selling, general and
          administrative expenses             83,633             157,214

Results of Operations
---------------------

The Company's business is principally carried on through its wholly owned subsidiary, ALP Corporation. ALP Corporation's sales decreased 4.3% during 1997 as compared to 1996, primarily due to a decline in new contract sales in 1995 and 1996 that limited growth in 1997 and a one time republication for a significant customer in 1996. As a result, codification revenue decreased 20.8% during 1997 as compared with 1996. Subscription services in existing codes of ordinance increased 4.1% due to increased subscriptions sales of search and retrieval software. Gross margin decreased in 1997 as compared to 1996 as sales decreased at a higher percentage rate than the percentage rate decrease in cost of sales. Selling, general and administrative expenses increased 13.3% in 1997 as compared to 1996 primarily due to increases in salaries, legal and professional, commissions and travel.

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

Liquidity and Capital Resources
-------------------------------

Although it is impossible to estimate accurately the future cash flow from the operations of the Registrant's codification business, management believes the Registrant's effective capital costs may increase. Management is actively exploring further avenues for preserving capital and improving liquidity. As of December 31, 1997, the Company had a revolving credit agreement with a bank to provide a $250,000 note. The credit facility has a maturity date of April 30, 1998, and bears interest at the banks prime rate (8.5% per annum at December 31, 1997). Management does not know of any trends, events or uncertainties that will have or that are reasonably likely to have material effect on the Registrant's liquidity, capital resources or results of operations.

Factors to Consider Forward Looking
-----------------------------------

Management has undertaken several initiatives in 1997 which should favorably impact operating performance in 1998, although there can be no assurance that a favorable impact will result. Significant cost-cutting measures have been implemented in an effort to reduce overhead and production-related expenses. Increased market penetration should position the Company to take advantage of a number of growth opportunities in the future.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations (continued)
         -------------------------

Management has restructured a number of production functions intended to identify production problems and provide specific suggestions to reduce costs and increase internal efficiency. Additional efficiencies should result from the continued evaluation of emerging technologies to determine what hardware and software developments can be incorporated into the production, sales and customer service processes to decrease the labor intensity of the business.

The Company expects to continue expanding its direct sale force, which should allow the Company to increase its market penetration. These activities will be directed toward selected market niches where management believes the Company will be able to provide customers with additional services which distinguish it from competitors.

Deferred Taxes
--------------

The Company has substantial tax loss carryforwards and temporary differences at December 31, 1997, which give rise to deferred tax assets. Based on an analysis of the likelihood of realizing the Company's gross deferred tax asset, the Company has determined that the recognition criteria set forth in SFAS No. 109, "Accounting for Income Taxes", are not met for the entire deferred tax asset and, accordingly, the net deferred tax asset is reduced by a valuation allowance.

Management believes that it is more likely than not that substantially all of the net deferred tax asset at December 31, 1997 will be realized through the generation of taxable income during the loss carryforward period. This belief derives from an analysis of estimated future income that incorporates an increase in sales during the loss carryforward period from increases in new contracts and code supplements and a focus on reducing administrative expenses. Historically, there has been an insignificant difference between pre-tax earnings for financial reporting purposes and taxable income for income tax purposes. As is the case with any estimate of future results, there will be differences between assumed and actual economic and business conditions of future periods. Moreover, the estimate may also be affected by unpredictable future events, including, but not necessarily limited to, changes in the Company's capital structure and future acquisitions and dispositions. Therefore, the analysis of estimated future taxable income will be reviewed and updated periodically and any required adjustments, which may increase or decrease the net deferred tax asset, will be made in the period in which the developments on which they are based become known.

As of December 31, 1997, the Company has available unused operating loss carryovers for Federal tax and financial statement purposes of approximately $279,000 which expire as follows:

             1998       $ 24,000                     2002        $ 19,000
             1999       $ 22,000                     2003        $ 23,000
             2000       $ 30,000                     2005        $ 34,000
             2001       $ 17,000                     2009        $110,000


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

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations (continued)
         -------------------------


Inflation
---------

Management does not consider the impact of changing prices to be material in the analysis of the Company's overall operations.

Impact of the Year 2000 Issue
-----------------------------

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary liability to process transactions or engage in normal business activities.

The Company has utilized external resources to reprogram, or replace, and test the software for Year 2000 modifications. The Company has completed the Year 2000 project and has incurred and expensed approximately $935 related to efforts in connection with its Year 2000 project.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

None.

Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------

Index to Consolidated Financial Statements
------------------------------------------

     Included in Part II of this report:

     Independent Auditors' Reports

     Consolidated Balance Sheets as of December 31, 1997 and 1996

     Consolidated Statements of Operations for the years ended December 31, 1997, 1996 and 1995

     Consolidated Statements of Shareholders' Equity for the years ended December 31, 1997, 1996 and 1995

     Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995

     Notes to Consolidated Financial Statements

                        REPORT OF INDEPENDENT ACCOUNTANTS


The Board of Directors
     and Stockholders
Westford Group, Inc.:


We have audited the consolidated balance sheets of Westford Group, Inc. and subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity, and cash flows, for each of the years in the three-year period ended December 31, 1997, as listed in Item 8 of this Form 10-K. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Westford Group, Inc. and subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                      /s/ Coopers & Lybrand L.L.P.


Columbus, Ohio
February 27, 1998

                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY

                           Consolidated Balance Sheets

                           December 31, 1997 and 1996

                      Assets                               1997         1996
                      ------                             --------     --------
Current:
   Cash                                                  $195,371     $138,711
   Accounts receivable - trade                            212,715      207,335
   Estimated earnings in excess of billings on
      uncompleted codification contracts (note 2)         135,335      120,057
   Costs of uncompleted code supplements                   26,579       39,161
   Deferred taxes (note 7)                                  4,777       24,762
   Other assets                                             1,957        2,287
                                                         --------     --------
Total current assets                                      576,734      532,313

Deferred taxes (note 7)                                    24,414       14,536
Property and equipment, net (notes 3 and 4)                57,197       58,312
Intangible asset, net of accumulated amortization of
  $41,413 in 1997 and $37,272 in 1996 (note 1(f))         124,241      128,382
                                                         --------     --------
                                                         $782,586     $733,543
                                                         ========     ========

                                                                     (Continued)

                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY

                     Consolidated Balance Sheets, Continued

            Liabilities and Shareholders' Equity                    1997             1996
            ------------------------------------                -----------      -----------
Current liabilities:
   Note payable - bank (note 4)                                 $     3,575      $     3,575
   Accounts payable                                                  75,411           53,453
   Accrued salaries, commissions and payroll taxes
      payable                                                        70,002           66,185
   Accrued legal and professional                                    24,000             --
   Billings in excess of estimated earnings on
      uncompleted codification contracts (note 2)                    24,878           16,626
   Current portion of capital lease obligations (note 5)              5,639            5,130
   Deferred revenue                                                  10,555             --
                                                                -----------      -----------

            Total current liabilities                               214,060          144,969

Capital lease obligations, less current portion (note 5)              2,002            7,641

Debenture payable (note 6)                                           50,000           50,000
                                                                -----------      -----------

            Total liabilities                                       266,062          202,610
                                                                -----------      -----------

Commitments (note 5)

Series two serial redeemable preference stock, 500 shares
   authorized, none issued (note 6)                                    --               --
                                                                -----------      -----------


Shareholders' Equity:
   Serial preference stock, without par value: authorized
      100,000 shares
      Series one serial preference, authorized 100 shares;
         none issued                                                                    --
   Class A preferred shares, par value $2,285; authorized
      500 shares; none issued                                                           --
   Class B preferred shares, par value $500; authorized
      4,000 shares; none issued                                                         --
   Common stock, without par value; authorized 2,000,000
      shares; 1,434,202 shares issued                               871,286          871,286
   Additional paid-in capital                                       785,619          788,739
   Accumulated deficit                                           (1,115,102)      (1,099,943)
                                                                -----------      -----------
                                                                    541,803          560,082


   Less:  Treasury stock, at cost (97,996 common shares
               at December 31, 1997 and 112,996 at December
               31, 1996)                                            (25,279)         (29,149)
                                                                -----------      -----------

            Total shareholders' equity                              516,524          530,933
                                                                -----------      -----------

            Total liabilities and shareholders equity           $   782,586      $   733,543
                                                                ===========      ===========

See accompanying notes to consolidated financial statements.

                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY

                      Consolidated Statements of Operations

                  Years Ended December 31, 1997, 1996, and 1995

                                                     1997            1996            1995
                                                  ----------      ----------      ----------
Sales                                             $1,440,738      $1,505,952      $1,389,459

Cost of sales                                        773,756         817,434         815,399
                                                  ----------      ----------      ----------

                                                     666,982         688,518         574,060
                                                  ----------      ----------      ----------

Selling, general and administrative expenses:
   Salaries and related costs                        320,814         289,782         207,719
   Professional fees                                 102,443          79,832          45,709
   Other                                             242,507         212,517         171,489
                                                  ----------      ----------      ----------
                                                     665,764         582,131         424,917
                                                  ----------      ----------      ----------

Non-operating income (expense):
   Interest expense                                   (6,270)         (9,740)        (18,563)
   Other income                                         --                29             922
                                                  ----------      ----------      ----------
                                                      (6,270)         (9,711)        (17,641)
                                                  ----------      ----------      ----------

      Income (loss) before federal income
         tax expense                                  (5,052)         96,676         131,502

Federal income tax expense (note 7)                   10,107          27,876          31,579
                                                  ----------      ----------      ----------

      Net income (loss)                           $  (15,159)     $   68,800      $   99,923
                                                  ==========      ==========      ==========

Net income (loss) per common share (note 8)       $     (.01)     $      .05      $      .07
                                                  ==========      ==========      ==========

Net income (loss) per common share,
      assuming dilution (note 8)                  $     (.01)     $      .04      $      .06
                                                  ==========      ==========      ==========

See accompanying notes to consolidated financial statements.

                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY

                 Consolidated Statements of Shareholders' Equity

                  Years Ended December 31, 1997, 1996, and 1995

                                                    Additional                                     Total
                                         Common      paid-in       Accumulated      Treasury    shareholders'
                                         stock       capital         deficit          stock        equity
                                        --------    ----------     -----------      --------    -------------
Balance December 31, 1994               $871,286     $789,779      $(1,268,666)     $(30,433)     $361,966

  Net income                                --           --             99,923          --          99,923
  Issuance of 5,000 treasury shares         --         (1,040)            --           1,290           250
                                        --------     --------      -----------      --------      --------

Balance December 31, 1995                871,286      788,739       (1,168,743)      (29,143)      462,139

  Net income                                --           --             68,800          --          68,800
  Purchase of 20 treasury shares            --           --               --              (6)           (6)
                                        --------     --------      -----------      --------      --------

Balance December 31, 1996                871,286      788,739       (1,099,943)      (29,149)      530,933

  Net income (loss)                         --           --            (15,159)         --         (15,159)
  Issuance of 15,000 treasury
    shares                                  --         (3,120)            --           3,870           750
                                        --------     --------      -----------      --------      --------

Balance December 31, 1997               $871,286     $785,619      $(1,115,102)     $(25,279)     $516,524
                                        ========     ========      ===========      ========      ========

See accompanying notes to consolidated financial statements.

                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                  Years Ended December 31, 1997, 1996 and 1995
                           Increase (Decrease) in Cash

                                                        1997          1996           1995
                                                      --------      --------      ---------
Cash flows from operating activities:
   Net income (loss)                                  $(15,159)     $ 68,800      $  99,923
   Adjustments to reconcile net income to cash
     provided by (used in) operating activities:
      Net realized gain on disposal of
         equipment                                        --             (29)          (800)
      Depreciation and amortization                     32,123        30,736         34,495
      Deferred federal income tax expense               10,107        27,875         31,579
      (Increase) decrease in accounts
        receivable - trade                              (5,380)      109,117       (139,082)
      (Increase) decrease in estimated earnings
         in excess of billings on uncompleted
         codification contracts                        (15,278)       34,150        (24,696)
      (Increase) decrease in costs of uncompleted
        code supplements                                12,582       (11,500)           704
      (Increase) decrease in other assets                  330           (82)          (137)
      Increase (decrease) in accounts payable           21,958        (6,392)        17,821
      Increase (decrease) in accrued salaries,
         commissions and payroll taxes payable           3,817         3,201         (9,946)
      Increase in accrued legal and professional        24,000          --             --
      Increase (decrease) in billings in excess
         of estimated earnings on uncompleted
         codification contracts                          8,252       (24,901)       (39,214)
      Increase in other liabilities                     10,555          --             --
                                                      --------      --------      ---------

         Net cash provided by (used in) operating
            activities                                  87,907       230,975        (29,353)
                                                      --------      --------      ---------


Cash flows from investing activities:
   Purchase of property and equipment                  (26,867)      (20,953)       (35,075)
   Sale of equipment                                      --             120            800
                                                      --------      --------      ---------

         Net cash used in investing activities         (26,867)      (20,833)       (34,275)
                                                      --------      --------      ---------

                                                                     (Continued)

                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY

                Consolidated Statements of Cash Flows, Continued

                                                        1997           1996           1995
                                                      --------      ---------      ---------
Cash flows from financing activities:
   Proceeds from note payable to bank                 $   --        $  68,981      $ 203,585
   Repayment of note payable to bank                      --         (149,000)      (130,000)
   Principal payments under capital lease
     obligations                                        (5,130)       (18,200)       (20,718)
   Purchase of treasury shares                            --               (6)          --
   Issuance of treasury stock                              750           --              250
                                                      --------      ---------      ---------


         Net cash provided by (used in) financing
            activities                                  (4,380)       (98,225)        53,117
                                                      --------      ---------      ---------

Net increase (decrease) in cash                         56,660        111,917        (10,511)
                                                      --------      ---------      ---------

Cash at beginning of year                              138,711         26,794         37,305
                                                      --------      ---------      ---------

Cash at end of year                                   $195,371      $ 138,711      $  26,794
                                                      ========      =========      =========


Supplemental cash flow disclosure:
   Interest paid                                      $  6,720      $   8,465      $  18,562
                                                      ========      =========      =========

See accompanying notes to consolidated financial statements.

                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 1997, 1996, and 1995


(1)     Summary of Significant Accounting Policies
        ------------------------------------------

        The accompanying consolidated financial statements include the following significant accounting policies:

        (a)     Consolidation Policy
                --------------------

                The accompanying financial statements include the accounts of
                   Westford Group, Inc. (the "Company") and its wholly-owned subsidiary, American Legal Publishing Corporation ("ALP Corporation"). ALP Corporation is engaged in the codification of municipal and county codes of ordinances and the supplementing thereof. All significant intercompany transactions and balances have been eliminated in this consolidation.

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

                Revenue from code supplements is recognized on the
                   completed-contract method because the typical supplement is completed in a few months. No progress payments are billed due to the short production time and the low average supplement contract price. Supplement contracts in process are valued at the lower of cost or contract price less estimated cost of completion. The asset, "Costs of uncompleted code supplements," represents all supplement costs incurred to date. Provisions for estimated losses on uncompleted contracts are made in the period in which losses are determined.

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

        (d)     Federal Income Taxes
                --------------------

                The Company files a consolidated Federal income tax return with its subsidiary. Deferred tax liabilities and assets have been recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred income taxes for temporary differences between financial statement and income tax bases of assets and liabilities and net operating loss carryforwards are recognized at the average graduated tax rate for the estimated amount of taxable income in future years.

        (e)     Earnings Per Share
                ------------------

                Effective December 31, 1997, the Company adopted Statement of
                   Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." The statement specified the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock, and required restatement of all prior period earnings per share data presented. The impact of the statement on the company's earnings per share was not material.

                Net income per common share is presented in two prescribed methods. Net Income Per Common Share is calculated by dividing net income available to common stockholders by the weighed-average number of common shares outstanding. Net Income Per common Share-Assuming Dilution is calculated by dividing net income available to common stockholders by the weighted-average number of common shares outstanding adjusted for any dilutive potential common shares for the period.

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

                In 1996, the Company adopted SFAS No. 121, "Accounting for the
                   Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed" which requires that long-lived assets be evaluated for impairment and establishes guidance for recognizing and measuring impairment losses. The adoption of this statement did not have a significant impact on the financial statements.

                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY

              Notes to Consolidated Financial Statements, Continued


(2)     Uncompleted Contracts
        ---------------------

        Revenues earned on uncompleted codification contracts were $512,671 and $438,776 and billings to date on those contracts were $402,214 and $335,345 at December 31, 1997 and 1996, respectively. The excess of billings and estimated earnings over billings to date are presented in the accompanying consolidated balance sheets.


(3)     Property and Equipment
        ----------------------

        Property and equipment at December 31, consists of the following:

                                                         1997           1995
                                                      ---------      ---------
            Machinery and equipment                   $ 164,860      $ 137,992
            Furniture and fixtures                        6,897          6,897
            Capital lease equipment                      24,491         24,491
                                                      ---------      ---------
                                                        196,248        169,380
            Less:  accumulated depreciation and
              amortization                             (139,051)      (111,068)
                                                      ---------      ---------
                                                      $  57,197      $  58,312
                                                      =========      =========


(4)     Note Payable - Bank
        -------------------

        The Company has a revolving credit agreement with a bank to provide a $250,000 note with repayment on demand by the lender with a maturity of April 30, 1998. The Company had an outstanding balance of $3,575 at December 31, 1997 and December 31, 1996 under this arrangement. Advances under the revolving credit line bear interest payable quarterly at the lending bank's prime rate (8.50% at December 31, 1997).

        The note is personally guaranteed by the Company's Chief Executive
           Officer up to $100,000 plus accrued interest and collateralized by the assignment of the Company's property and equipment and accounts receivable.

(5)     Leases
        ------

        The Company's office facilities are shared with other affiliated entities and rental and bookkeeping expenses are allocated among them. The Company's share of these expenses were $2,940 in 1997, 1996 and 1995.

        ALP Corporation occupies space under an operating lease which will expire July 31, 1998. It is also a party to capital leases for equipment.

        The following is a schedule of ALP Corporation's future minimum lease payments for capital and operating leases as of December 31, 1997.

                                                   Capital        Operating
             Year ending                            lease           leases
             -----------                           -------        ---------
                1998                               $6,124         $28,153
                1999                                2,040            --
                                                   ------         -------
        Total minimum lease payments                8,164         $28,153
                                                                  =======
        Less: Amount representing interest            523
                                                   ------
        Present value of net minimum
           lease payments                           7,641
        Less: Current installments of
           obligations under capital lease          5,639
        Long-term obligation under capital
         lease                                     $2,002
                                                   ======

                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY

              Notes to Consolidated Financial Statements, Continued


        Total rental expenses under operating leases were $60,374, $61,313, and $58,751 in 1997, 1996 and 1995, respectively. Included in accumulated depreciation and amortization is $18,350 and $15,453 of accumulated amortization applicable to capital lease equipment at December 31, 1997 and 1996, respectively.


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


(7)     Federal Income Taxes
        --------------------

        Deferred income taxes for 1997 and 1996 reflect the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured on an income tax basis. Temporary differences and carryforwards which give rise to the net deferred tax asset at December 31, are as follows:

                                                     1997            1996
                                                   --------        --------
         Deferred tax asset:

            Tax operating loss carryforwards       $ 68,504        $ 79,605

         Deferred tax liability:

            Intangible asset                        (29,818)        (30,812)
                                                   --------        --------
               Net deferred tax asset                38,686          48,793
               Valuation allowance                   (9,495)         (9,495)
                                                   --------        --------
                                                     29,191          39,298
            Less current portion                     (4,777)        (24,762)
                                                   --------        --------

               Non-current deferred tax asset      $ 24,414        $ 14,536
                                                   ========        ========


        As of December 31, 1997, the Company has net operating loss ("NOL") carryforwards of approximately $279,000 which expire at various dates through 2009. The valuation allowance represents the portion of these net operating loss carryforwards at enacted tax rates not expected to be utilized through future taxable income. Net deferred tax assets and federal income tax expense in future years can be significantly affected by changes in enacted tax rates or by unexpected adverse events that would impact management's conclusions as to the ultimate realizability of deferred tax assets.

                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY

              Notes to Consolidated Financial Statements, Continued


        The provision for Federal income taxes at December 31, consists of the following:

                                                       1997         1996         1995
                                                     -------      -------      -------
              Deferred, amortization of intangible
                asset                                $  (994)     $  (994)     $  (994)

              Utilization of NOL                         117       22,815       32,573

              Expiration of unutilized NOL            10,984        6,055         --
                                                     -------      -------      -------

                     Total deferred                   10,107       27,876       31,579
                                                     -------      -------      -------

              Federal income tax expense             $10,107      $27,876      $31,579
                                                     =======      =======      =======


          For 1997, 1996 and 1995, the Federal income tax expense differs from the amount computed by applying the normal tax rate of 34% to income before Federal income taxes as follows:

                                               1997         1996         1995
                                             -------      -------      --------
            Expected tax                     $(1,718)     $32,870      $ 44,711
            Officers life insurance              292          272           305
            Meals and entertainment            1,591        1,379          --
            Graduated rate differential        9,942       (6,645)      (13,437)
                                             -------      -------      --------

              Federal income tax expense     $10,107      $27,876      $ 31,579
                                             =======      =======      ========


(8)     Supplemental Disclosure for Earnings Per Share
        ----------------------------------------------

                                                          1997            1996           1995
                                                       -----------------------------------------
        Net income (loss)                              $  (15,159)     $   68,800     $   99,923
                                                       ----------      ----------     ----------
        Income (loss) available to common
           stockholders, assuming dilution             $  (15,159)     $   68,800     $   99,923
                                                       ----------      ----------     ----------


        Weighted average common shares outstanding      1,336,165       1,321,219      1,319,842
        Adjustments for dilutive securities:
           Conversion of preferred shares                 345,000         345,000        345,000
                                                       ----------      ----------     ----------
        Diluted common shares                           1,681,165       1,666,219      1,664,842
                                                       ==========      ==========     ==========


        Net income per common share                    $     (.01)     $      .05     $      .07
        Net income per common share, assuming
           dilution                                    $     (.01)     $      .04     $      .06


(9)     Litigation
        ----------

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

        On or about January 27, 1997, a tort claim was filed on behalf of the same employee of ALP Corporation, in the Court of Common Pleas, Hamilton County, Ohio. The Complaint alleges that the employee's supervisors are guilty of "intentional or negligent infliction of emotional distress" by their "verbal and emotional abuse" of the employee. On October 28, 1997, the Company and claimant reached an agreement to settle all claims for $24,000 to avoid expense and disruption of protracted litigation. Accordingly, the Company has recorded a charge of $24,000 for this settlement.

(10)    Adoption of New Accounting Standards
        ------------------------------------

        In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive
          Income." Under SFAS No. 130, enterprises that provide a full set of financial statements that report financial position, results of operations and cash flows should also include a Statement of Comprehensive Income for fiscal years beginning after December 15, 1997, with earlier adoption permitted. The Company intends to adopt SFAS No. 130 in 1998.


Item 9.      Changes in and Disagreements with Accountants on Accounting and
             ---------------------------------------------------------------
             Financial Disclosure
             --------------------


None.

                                    PART III


Item 10.     Directors and Executive Officers of the Registrant
             --------------------------------------------------

                                                               Originally
                                                               elected to
Name                Age       Position                           office
----                ---       --------                           ------

Si Sokol             70       Chairman and Director               1972
                              President                           1980

James Davis          63       Director                            1981

David White          61       Director                            1981

John Sokol           35       Director                            1990

Daniel Harkins       68       Director                            1996

Steve Wolf           46       President American Legal            1988
                              Publishing, Inc.

Sally Cress          43       Treasurer                           1985
                              Secretary                           1985

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

Item 10.     Directors and Executive Officers of the Registrant (continued)
             --------------------------------------------------------------

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

John Sokol, age 35, son of Si Sokol, was elected Executive Vice President of Bancinsurance Corporation and Ohio Indemnity Company in 1996. He was Vice President of Bancinsurance and Ohio Indemnity from 1993 to 1996. Prior to that time, he served as an officer for what is now The Chase Bank of New York (formally Manufacturers Hanover and Chemical Bank) from 1989 to 1993. Mr. Sokol became a Director of Bancinsurance Corporation and Ohio Indemnity Company in 1990. He became Chairman of Title Research Corporation in 1997. He also serves on the Board of Trustees of the Central Ohio Transit Authority (COTA). He holds a B.A. degree in Economics from Denison University and a M.B.A. in Finance from Vanderbilt University.

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


Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

Section 16(a) of the Securities Exchange Act of 1934 requires the Registrant's officers and directors, and greater than 10% shareholders, to file reports of ownership and changes in ownership of the Registrant's securities with the Securities and Exchange Commission ("SEC"). Copies of the reports are required by SEC regulation to be furnished to the Registrant. Based on its review of such reports and written representations from reporting persons, the Registrant believes that, during fiscal 1997, all filing requirements were complied with.

Item 11.     Executive Compensation
             ----------------------

The table below shows the cash compensation paid or accrued by the Registrant during the fiscal years ended December 31, 1997, 1996 and 1995, respectively, to the Chief Executive Officer of the Registrant. During the fiscal year ended December 31, 1997, 1996 and 1995, respectively, no other executive officer received cash compensation in excess of $100,000 (based on salary and bonus).

                           SUMMARY COMPENSATION TABLE

(a)                            (b)                (i)
Name and Principal                             All Other
Position                      Year         Compensation($)(1)
-------------------------------------------------------------
SI SOKOL
Chairman, President           1997              10,800
Chief Executive
Officer                       1996              10,600

                              1995              10,600

------------------
(1) This amount includes $10,000 in consulting fees paid to Mr. Sokol. Additionally, $800, $600 and $600 in directors fees were paid to Mr. Si Sokol during 1997, 1996 and 1995, respectively. Mr. Sokol did not receive any other compensation from the Registrant.


Compensation Pursuant to Plans:

The Registrant has no annuity, pension, retirement stock option, stock appreciation or similar plans for its officers or employees.

On March 1, 1996, the Company implemented the American Legal Publishing Corporation Employee 401(k) Plan (the "401(k) Plan"). The 401(k) Plan is available to full-time employees who meet the 401(k) Plan's eligibility requirements. Under the 401(k) Plan, the Company matches 50% of the qualified employee's contribution up to 6%. The total cost of the matching contribution was $15,429 for the year ended December 31, 1997.

Compensation of Directors:

The Registrant pays each director a fee of $250 per meeting for attending meetings of the Board of Directors.

Item 12.     Security Ownership of Certain Beneficial Owners and Management
             --------------------------------------------------------------

The following table sets forth: (i) the name and address of each person known by the Registrant to be the beneficial owner of more than 5% of any class of the Registrant's voting securities and each director and each officer named in the Summary Compensation Table of the Registrant; and (ii) the number and percent of the Registrant's common shares beneficially owned by each such person and by all directors and officers of the Registrant as a group as of December 31, 1997:

                                 Number of Shares             Percent
Name of Beneficial                  Beneficially                of
      Owner                          Owned (1)                 Class
------------------               ----------------             -------
James R. Davis                         2,000                    0.2%
Director
20 East Broad Street
Columbus, Ohio  43215

Daniel D. Harkins                          0                    0.0%
Director
20 East Broad Street
Columbus, Ohio  43215

David White                           25,000                    1.9%
Director
20 East Broad Street
Columbus, Ohio  43215

John S. Sokol                         74,250 (2)                5.6%
Director
20 East Broad Street
Columbus, Ohio  43215

Barbara Sokol                        726,773 (2)               54.4%
20 East Broad Street
Columbus, Ohio  43215

Si Sokol                             726,773 (2)               54.4%
Chairman and President
20 East Broad Street
Columbus, Ohio  43215

All Directors and Officers           778,023                   58.2%
as a group (six persons)

(1) Except as otherwise noted, none of the named individuals shares with another person either voting or investment power as to the shares reported.

(2) Includes 300,300 shares owned by Barbara Sokol, of which 150,000 shares are owned by her a trustee for her children, including 50,000 shares as trustee for John Sokol, and 426,473 shares owned by Si Sokol, her husband. The rules of the Securities and Exchange Commission require that Mr. and Mrs. Sokol's shares be aggregated for purposes of this disclosure; however, Mr. and Mrs. Sokol each disclaim any beneficial ownership of the other's shares.


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

       21 Subsidiaries of the Registrant (reference is made to Exhibit 21 of Form 10-K for the fiscal year ended December 31, 1996 (file number 0-8254), which is incorporated herein by reference).

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

(c)    Reports on Form 8-K
       -------------------

       No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 1997.

                                   Signatures
                                   ----------

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   Westford Group, Inc.
                                                   (Registrant)


                                  3/15/98          By      Si Sokol
                                -----------          --------------------------
                                   DATE                    Si Sokol
                                                        Chairman of Board of
                                                     Directors, President and
                                                     Chief Executive Officer


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, which include the Chief Executive Officer, the Chief Financial Officer and a majority of the Board of Directors, on behalf of the Registrant and in the capacities and on the dates indicated:

 3/15/98               Si Sokol                        3/15/98                 Sally Cress
---------      ---------------------------            ---------          ---------------------------
  DATE                 Si Sokol                         DATE                   Sally Cress
                   Chairman of Board of                                    Treasurer, Secretary
                 Directors, President and                                 Chief Financial Officer
                 Chief Executive Officer                                   and Chief Accounting
                                                                                   Officer


 3/15/98             David J. White                    3/15/98                Daniel D. Harkins
---------      ---------------------------            ---------          ---------------------------
  DATE               David J. White                     DATE                  Daniel D. Harkins
                        Director                                                 Director


 3/15/98            James R. Davis                     3/15/98                  John Sokol
---------      ---------------------------            ---------          ---------------------------
  DATE              James R. Davis                      DATE                    John Sokol
                      Director                                                   Director