Form 10-Q
period 1998-03-31
WESTFORD GROUP INC
filed 1998-05-07
CIK 22709

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended       March 31, 1998            Commission File Number 0-8254
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

                                          YES  X     NO
                                              ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.


             Class                           Outstanding at March 31, 1998
-------------------------------              -----------------------------
Common stock, without par value                        1,351,206

                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY


                                      INDEX
                                      -----


                                                                     Page No.
PART I - FINANCIAL INFORMATION:

     Item 1. Financial Statements

         Consolidated Balance Sheets as of
              March 31, 1998 (unaudited) and December
              31, 1997                                                   3


         Consolidated Statements of Operations for the
              three months ended March 31, 1998 and 1997
              (unaudited)                                                5


         Consolidated Statements of Cash Flows for the
              three months ended March 31, 1998 and 1997
              (unaudited)                                                6


         Notes to Consolidated Financial Statements (unaudited)          8


     Item 2. Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                 9

     Item 3. Quantitative and Qualitative Disclosures About
                     Market Risk                                  Not Applicable



PART II - OTHER INFORMATION AND SIGNATURES

     Item 1. Legal Proceedings                                          11

     Item 2. Changes in Securities and Use of Proceeds            Not Applicable

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements
        --------------------

                                  WESTFORD GROUP, INC.
                                     AND SUBSIDIARY

                              Consolidated Balance Sheets
                                                             March 31,    December 31,
Assets                                                         1998          1997
------                                                      -----------   ------------
                                                            (Unaudited)
     Cash                                                     $203,191     $195,371
     Accounts receivable - trade                               243,858      212,715
     Estimated earnings in excess of billings on
       uncompleted codification contracts                      136,506      135,335
     Costs of uncompleted code supplements                      18,608       26,579
     Deferred taxes                                              5,760        4,777
     Other assets                                                3,036        1,957
                                                              --------     --------

                        Total current assets                   610,959      576,734

     Deferred taxes                                              8,455       24,414

     Property and equipment, net                                52,080       57,197

     Intangible asset, net of accumulated amortization of
         $42,449 in 1998 and $41,413 in 1997                   123,206      124,241
                                                              --------     --------

                        Total assets                          $794,700     $782,586
                                                              ========     ========

                                                                     (Continued)

                                     WESTFORD GROUP, INC.
                                        AND SUBSIDIARY

                            Consolidated Balance Sheets, Continued
                                                                 March 31,       December 31,
Liabilities and Shareholders' Equity                               1998             1997
------------------------------------                            -----------      ------------
                                                                (Unaudited)
     Current Liabilities:
         Note payable - bank                                    $     3,575      $     3,575
         Accounts payable                                            80,860           75,411
         Accrued salaries, commissions and payroll taxes
              payable                                                59,807           70,002
         Accrued legal and professional                                --             24,000
         Billings in excess of estimated earnings on
              uncompleted codification contracts (note 2)            30,226           24,878
         Current portion of capital lease obligations                 5,774            5,639
         Deferred revenue                                              --             10,555
                                                                -----------      -----------


                        Total current liabilities                   180,242          214,060

         Capital lease obligations, less current portion                507            2,002

         Debenture payable                                           50,000           50,000
                                                                -----------      -----------

                        Total liabilities                           230,749          266,062
                                                                -----------      -----------

         Commitments

         Series two serial redeemable preference stock,
              500 shares authorized, none issued                       --               --
                                                                -----------      -----------

         Shareholders' Equity:
              Serial preference stock, without par value:
                 Series one serial preference, authorized
                   100 shares; none issued                             --               --
              Class A preferred shares, par value $2,285;
                 authorized 500 shares; none issued                    --               --
              Class B preferred shares, par value $500;
                 authorized 4,000 shares; none issued                  --               --
              Common stock, without par value; authorized
                  2,000,000 shares; 1,434,202 shares issued         871,286          871,286
              Additional paid-in capital                            782,499          785,619
              Accumulated deficit                                (1,068,424)      (1,115,102)
                                                                -----------      -----------
                                                                    585,361          541,803


              Less: Treasury stock, at cost (82,996 common
                    shares at March 31, 1998 and 97,996
                    at December 31, 1997)                           (21,410)         (25,279)
                                                                -----------      -----------

                    Total shareholders' equity                      563,951          516,524
                                                                -----------      -----------


                    Total liabilities and shareholders'
                            equity                              $   794,700      $   782,586
                                                                ===========      ===========

See accompanying notes to consolidated financial statements.

                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY

                      Consolidated Statements of Operations
                                   (Unaudited)
                                                             Three Months Ended
                                                                  March 31,

                                                             1998          1997
                                                           --------      --------
Sales                                                      $417,962      $378,267

Cost of sales                                               204,383       187,632
                                                           --------      --------

                                                            213,579       190,635
                                                           --------      --------

Selling, general and administrative expenses:
     Salaries and related costs                              72,030        95,712
     Professional fees                                       31,290        15,609
     Other                                                   47,110        66,505
                                                           --------      --------
                                                            150,430       177,826
                                                           --------      --------
Non-operating expense:
     Interest expense                                        (1,497)       (1,603)
                                                           --------      --------
                                                             (1,497)       (1,603)
                                                           --------      --------

              Income before federal income tax expense       61,652        11,206

Federal income tax expense                                   14,974         2,689
                                                           --------      --------


              Net income                                   $ 46,678      $  8,517
                                                           ========      ========


Net income per common share                                $    .03      $    .01
                                                           ========      ========
Net income per common share, assuming dilution             $    .03      $    .01
                                                           ========      ========

See accompanying notes to consolidated financial statements.

                                    WESTFORD GROUP, INC.
                                       AND SUBSIDIARY

                           Consolidated Statements of Cash Flows
                                        (Unaudited)
                                                                      Three Months Ended
                                                                           March 31,

                                                                      1998          1997
                                                                    --------      --------
Cash flows from operating activities:
     Net income                                                     $ 46,678      $  8,517
     Adjustments to reconcile net income
        to cash provided by (used in) operating
         activities:
         Depreciation and amortization                                 6,875        10,525
         Deferred federal income tax expense                          14,976         2,689
         Increase in accounts receivable - trade                     (31,143)      (14,740)
         Increase in estimated earnings in excess of
              billings on uncompleted codification contracts          (1,171)      (32,098)
         (Increase) decrease in costs of uncompleted code
              supplements                                              7,971        (1,547)
         Increase in other assets                                     (1,079)       (1,004)
         Increase in accounts payable                                  5,449         2,478
         Decrease in accrued salaries, commissions, and payroll
              taxes payable                                          (10,195)       (3,393)
         Decrease in accrued legal and professional                  (24,000)         --
         Increase in billings in excess of estimated earnings
              on uncompleted codification contracts                    5,348         5,919
         Decrease in deferred revenue                                (10,555)         --
                                                                    --------      --------

             Net cash provided by (used in)
                         operating activities                          9,154       (34,492)
                                                                    --------      --------

Cash flows from investing activities:
     Purchase of property and equipment                                 (724)      (18,595)
                                                                    --------      --------

             Net cash used in investing activities                      (724)      (18,595)
                                                                    --------      --------

                                                                     (Continued)

                                WESTFORD GROUP, INC.
                                   AND SUBSIDIARY

                  Consolidated Statements of Cash Flows, Continued
                                    (Unaudited)
                                                              Three Months Ended
                                                                   March 31,

                                                              1998          1997
                                                            --------      --------
Cash flows from financing activities:
     Principal payments under capital lease obligations     $ (1,360)     $ (1,238)
     Issuance of treasury stock                                  750           750
                                                            --------      --------

             Net cash used in financing activities              (610)         (488)
                                                            --------      --------

Net increase (decrease) in cash                                7,820       (53,575)
                                                            --------      --------

Cash at December 31                                          195,371       138,711
                                                            --------      --------

Cash at March 31                                            $203,191      $ 85,136
                                                            ========      ========


Supplemental cash flow disclosure:
     Interest paid                                          $  1,497      $  1,603
                                                            ========      ========

See accompanying notes to consolidated financial statements.

                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY

             Notes To Consolidated Financial Statements (Unaudited)


1. The Consolidated Balance Sheet as of March 31, 1998, the Consolidated Statements of Income for the three months ended March 31, 1998 and 1997, and the Consolidated Statements of Cash Flows for the three months then ended have been prepared by Westford Group, Inc. (the "Company") without an audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flow at March 31, 1998 and for all periods presented have been made.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these unaudited Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1997. The results of operations for the period ended March 31, 1998 are not necessarily indicative of the results of operations for the full year.

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

3. Supplemental Disclosure For Earnings Per Share

                                                         Three Months Ended
                                                              March 31,

                                                        1998             1997
                                                     ----------       ----------

Net income                                           $   46,678       $    8,517
                                                     ----------       ----------
Income available to common stockholders,
   assuming dilution                                 $   46,678       $    8,517
                                                     ----------       ----------

Weighted average common shares outstanding            1,350,539        1,336,039
Adjustments for dilutive securities:
   Dilutive effect of outstanding options               345,000          345,000
                                                     ----------       ----------
Diluted common shares                                 1,695,539        1,681,039
                                                     ==========       ==========

Net income per common share                          $      .03       $      .01
Net income per common share, assuming dilution       $      .03       $      .01

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

                                            Period to Period Increase (Decrease)
                                                  Quarter Ended March 31,
                                                          1998-97
                                                         --------
   Sales                                                 $ 39,695
   Cost of sales                                           16,751
   Selling, general and administrative expenses           (27,396)

Results of Operations
---------------------

The Company's business is principally carried on through its wholly-owned subsidiary, ALP Corporation. ALP Corporation's sales increased 10.5% during the first quarter of 1998 as compared to the first quarter of 1997, primarily due to production efficiencies resulting from enhanced electronic technologies. Codification revenue decreased 16.6% during the first quarter of 1998 compared with the first quarter of 1997 principally due to a leveling of sales in the Company's key growth areas. Subscription services on existing codes of ordinance increased 24.8% due to increased subscription sales of search and retrieval software and subscription sales of a significant customer handbook. Gross margin increased in 1998 as compared to the first quarter of 1997 as sales increased at a higher percentage rate than the percentage rate increase in cost of sales. Cost of sales increased due to increases in production salaries, copier supplies and postage. Selling, general and administrative expenses decreased 15.4% in the first quarter of 1998 as compared to the first quarter of 1997 due to decreases in administrative salaries and related costs, licensing and filing fees, and sales related expenses.

Liquidity and Capital Commitments
---------------------------------

Although it is impossible to estimate accurately the future cash flow from the operations of the Registrant's codification business, management believes the Registrant's effective capital costs may increase. Management is actively exploring further avenues for preserving capital and improving liquidity. As of March 31, 1998, the Company had a revolving credit agreement with a bank to provide a $250,000 note. The credit facility has a maturity date of April 30, 1998, and bears interest at the banks prime rate (8.5% per annum at March 31, 1998). The Company anticipates such agreement will be renewed. Management does not know of any trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the Registrant's liquidity, capital resources or results of operations.

Deferred Taxes
--------------

The Company has substantial tax loss carryforwards and temporary differences at March 31, 1998, which give rise to deferred tax assets. Based on an analysis of the likelihood of realizing the Company's gross deferred tax asset, the Company has determined that the recognition criteria set forth in SFAS No. 109, "Accounting for Income Taxes", are not met for the entire deferred tax asset and, accordingly, the net deferred tax asset is reduced by a valuation allowance.

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


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

         (a) Exhibits
             --------

             Item 27 Financial Data Schedule

         (b) Reports on Form 8-K
             -------------------

             No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 WESTFORD GROUP, INC.
                                                 --------------------
                                                     (Registrant)


Date: May 1, 1998                   By:                Si Sokol
     -------------                     -----------------------------------------
                                                       Si Sokol
                                                      President,
                                           Chairman of Board of Directors,
                                             and Chief Executive Officer
                                            (Principal Executive Officer)


Date: May 1, 1998                   By:             Sally Cress
     -------------                     -----------------------------------------
                                                    Sally Cress
                                               Treasurer, Secretary,
                                              Chief Financial Officer,
                                            and Chief Accounting Officer
                                    (Principal Financial and Accounting Officer)