Form 10-Q
period 1998-06-30
WESTFORD GROUP INC
filed 1998-08-05
CIK 22709

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended        June 30, 1998            Commission File Number 0-8254
                 ---------------------------    -------------------------------



                              WESTFORD GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



             Ohio                                              31-0854431
-------------------------------                             ----------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)




  20 East Broad Street, Columbus, Ohio                              43215
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)



Registrant's telephone number including area code                (614) 228-2800
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


                                          YES   X       NO
                                             -------      -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.



             Class                           Outstanding at June 30, 1998
-------------------------------            ------------------------------
Common stock, without par value                        1,351,206

                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY




                                      INDEX
                                      -----



                                                                            Page No.
                                                                            --------

PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements

         Consolidated Balance Sheets as of
              June 30, 1998 (unaudited) and December 31, 1997                         3


         Consolidated Statements of Operations for the three months
              and six months ended June 30, 1998 and 1997 (unaudited)                 5


         Consolidated Statements of Cash Flows for the
              six months ended June 30, 1998 and 1997 (unaudited)                     6


         Notes to Consolidated Financial Statements (unaudited)                       7


     Item 2. Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                              8

     Item 3. Quantitative and Qualitative Disclosure About
                     Market Risk                                         Not Applicable



PART II - OTHER INFORMATION AND SIGNATURES

     Item 1. Legal Proceedings                                                       10

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements
        --------------------

                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY

                           Consolidated Balance Sheets

                                                       June 30,    December 31,
Assets                                                   1998         1997
------                                                -----------  -----------
                                                     (Unaudited)
Cash                                                   $288,369      $195,371
Accounts receivable - trade                             261,182       212,715
Estimated earnings in excess of billings on
     uncompleted codification contracts                 135,570       135,335
Costs of uncompleted code supplements                     6,711        26,579
Deferred taxes                                             --           4,777
Other assets                                              2,743         1,957
                                                       --------      --------

              Total current assets                      694,575       576,734

Deferred taxes                                             --          24,414

Property and equipment, net                              46,979        57,197

Intangible asset, net of accumulated amortization of
  $43,484 in 1998 and $41,413 in 1997                   122,170       124,241
                                                       --------      --------

              Total assets                             $863,724      $782,586
                                                       ========      ========


                                                                    (Continued)

                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY

                     Consolidated Balance Sheets, Continued


                                                                    June 30,      December 31,
Liabilities and Shareholders' Equity                                 1998             1997
------------------------------------                              -----------     ------------
                                                                   (Unaudited)
Current liabilities:
     Note payable - bank                                          $     3,574      $     3,575
     Accounts payable                                                  82,052           75,411
     Accrued salaries, commissions and payroll taxes
         payable                                                       85,318           70,002
     Accrued legal and professional                                      --             24,000
     Billings in excess of costs and estimated earnings on
         uncompleted codification contracts (note 2)                   23,434           24,878
     Current portion of capital lease obligations                       4,888            5,639
     Deferred taxes                                                     1,551             --
     Deferred revenue                                                    --             10,555
                                                                  -----------      -----------

              Total current liabilities                               200,817          214,060

Capital lease obligations, less current portion                          --              2,002

Debenture payable                                                      50,000           50,000
                                                                  -----------      -----------

              Total liabilities                                       250,817          266,062
                                                                  -----------      -----------

Commitments

Series two serial redeemable preference stock, 500 shares
     authorized; none issued                                             --               --
                                                                  -----------      -----------

Shareholders' equity:
     Serial preference stock, without par value:
         Series one serial preference, authorized 100 shares;
           none issued                                                   --               --
     Class A preferred shares, par value $2,285; authorized
         500 shares; none issued                                         --               --
     Class B preferred shares, par value $500; authorized
         4,000 shares; none issued                                       --               --
     Common stock, without par value; authorized 2,000,000
         shares; 1,434,202 shares issued                              871,286          871,286
     Additional paid-in capital                                       782,499          785,619
     Accumulated deficit                                           (1,019,468)      (1,115,102)
                                                                  -----------      -----------
                                                                      634,317          541,803

     Less: Treasury stock, at cost (82,996 common shares at
                June 30, 1998 and 97,996 at December 31,
                1997)                                                 (21,410)         (25,279)
                                                                  -----------      -----------

              Total shareholders' equity                              612,907          516,524
                                                                  -----------      -----------


              Total liabilities and shareholders' equity          $   863,724      $   782,586
                                                                  ===========      ===========



See accompanying notes to consolidated financial statements.

                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY

                      Consolidated Statements of Operations
                                   (Unaudited)


                                                   Three Months Ended         Six Months Ended
                                                        June 30,                  June 30,
                                                   1998          1997         1998         1997
                                                  --------     --------     --------     --------
Sales                                             $472,278     $384,016     $890,240     $762,283


Cost of sales                                      225,446      206,793      429,829      394,425
                                                  --------     --------     --------     --------

                                                   246,832      177,223      460,411      367,858
                                                  --------     --------     --------     --------


Selling, general and administrative expenses:
   Salaries and related costs                       72,743       83,211      144,773      178,923
   Professional fees                                28,309       14,622       59,599       30,231
   Other                                            79,592       46,529      126,702      113,034
                                                  --------     --------     --------     --------
                                                   180,644      144,362      331,074      322,188
                                                  --------     --------     --------     --------

Non-operating expense:
   Interest expense                                  1,466        1,590        2,963        3,193
                                                  --------     --------     --------     --------


     Income before federal income tax
         expense                                    64,722       31,271      126,374       42,477

Federal income tax expense                          15,766        8,926       30,740       11,615
                                                  --------     --------     --------     --------

   Net income                                     $ 48,956     $ 22,345     $ 95,634     $ 30,862
                                                  ========     ========     ========     ========



Net income per common share                       $    .04     $    .01     $    .07     $    .02
                                                  ========     ========     ========     ========
Net income per common share, assuming
     dilution                                     $    .03     $    .01     $    .06     $    .02
                                                  ========     ========     ========     ========


See accompanying notes to consolidated financial statements.

                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                     Six Months Ended
                                                                         June 30,
                                                                    1998           1997
                                                                  --------       -------
Cash flows from operating activities:
     Net income                                                   $ 95,634      $ 30,862
     Adjustments to reconcile net income to cash
        provided by operating activities:
        Depreciation and amortization                               13,836        17,505
        Deferred federal income tax expense                         30,742        11,615
        Increase in accounts receivable - trade                    (48,467)      (14,265)
        Increase in costs and estimated earnings
          in excess of billings on uncompleted codification
          contracts                                                   (235)      (19,267)
        (Increase) decrease in costs of uncompleted code
          supplements                                               19,868        (3,640)
        Increase in other assets                                      (786)         (367)
        Increase (decrease) in accounts payable                      6,641        (3,955)
        Increase in accrued salaries,
          commissions, and payroll taxes payable                    15,316         9,114
        Decrease in accrued legal and professional                 (10,555)         --
        Decrease in billings in excess of costs and estimated
          earnings on uncompleted codification contracts            (1,444)       (2,614)
        Decrease in deferred revenue                               (24,000)         --
                                                                  --------      --------

            Net cash provided by operating activities               96,550        24,988
                                                                  --------      --------

Cash flows from investing activities:
     Purchase of property and equipment                             (1,549)      (25,031)
                                                                  --------      --------

            Net cash used in investing activities                   (1,549)      (25,031)
                                                                  --------      --------

Cash flows from financing activities:
     Principal payments under capital lease obligations             (2,753)       (2,504)
     Issuance of treasury stock                                        750           750
                                                                  --------      --------

            Net cash used in financing activities                   (2,003)       (1,754)
                                                                  --------      --------

Net increase (decrease) in cash                                     92,998        (1,797)

Cash at December 31                                                195,371       138,711
                                                                  --------      --------

Cash at June 30                                                   $288,369      $136,914
                                                                  ========      ========


Supplemental cash flow disclosure:
     Interest paid                                                $  2,963      $  3,193
                                                                  ========      ========


See accompanying notes to consolidated financial statements.

                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY

             Notes To Consolidated Financial Statements (Unaudited)


1. The Consolidated Balance Sheet as of June 30, 1998, the Consolidated Statements of Income for the three and six months ended June 30, 1998 and 1997, and the Consolidated Statements of Cash Flows for the six months then ended have been prepared by Westford Group, Inc. (the "Company") without an audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flow at June 30, 1998 and for all periods presented have been made.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these unaudited Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1997. The results of operations for the period ended June 30, 1998 are not necessarily indicative of the results of operations for the full year.

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

3.   Supplemental Disclosure For Earnings Per Share

                                    Three Months Ended              Six Months Ended
                                         June 30,                       June 30,
                                   1998            1997           1998           1997
                                 ----------     ----------     ----------     ----------
Net income                       $   48,956     $   22,345     $   95,634     $   30,862
                                 ----------     ----------     ----------     ----------
Income available to common
   stockholders, assuming
    dilution                     $   48,956     $   22,345     $   95,634     $   30,862
                                 ----------     ----------     ----------     ----------


Weighted average common
   shares outstanding             1,351,206      1,336,206      1,350,875      1,336,123
Adjustments for dilutive
   securities:
     Dilutive effect of
      outstanding options           345,000        345,000     $  345,000     $  345,000
                                 ----------     ----------     ----------     ----------
Diluted common shares             1,696,206      1,681,206      1,695,875      1,681,123
                                 ==========     ==========     ==========     ==========


Net income per common share      $      .04     $      .01     $      .07     $      .02
Net income per common share,
   assuming dilution             $      .03     $      .01     $      .06     $      .02

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

                                                Period to Period Increase
                                                -------------------------
                                                Six Months Ended June 30,
                                                -------------------------
                                                         1997-98
                                                        ---------
    Sales                                               $127,957
    Cost of sales                                         35,404
    Selling, general and administrative expenses           8,886


Results of Operations
---------------------

The Company's business is principally carried on through its wholly-owned subsidiary, ALP Corporation. ALP Corporation's sales increased 16.8% during the first six months of 1998 as compared to the first six months of 1997 and increased 23% during the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. Codification revenue of $203,107 decreased 17.2% during the first six months of 1998 as compared to $245,352 during the first six months of 1997. Codification revenue decreased from $114,798 for the three months ended June 30, 1997 as compared to $94,175 for the three months ended June 30, 1998, principally due to a leveling of sales in the Company's key growth areas. Subscription services on existing codes of ordinance increased 32.9% for the six months ended June 30, 1998 versus the six months ended June 30, 1997 due to increased subscription sales of search and retrieval software and subscription sales of a significant customer handbook. Subscriptions services on existing codes of ordinances increased 40.4% during the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. Gross margin increased 7.0% during the first six months of 1998 as compared to the first six months of 1997 and increased 13.4% in the three months ended June 30, 1998 as compared to the three months ended June 30, 1997 as sales increased at a higher percentage rate than the percentage rate increase in cost of sales. Cost of sales increased 9.0% during the first six months of 1998 as compared to the first six months of 1997 due to increases in production salaries, insurance and postage. Cost of sales increased 39.3% principally due to increases in production salaries and related costs and supplies during the three months ended June 30, 1998 when compared to the same period ended June 30, 1997. Selling, general and administrative expenses increased 2.8% during the first six months of 1998 as compared to the first six months of 1997 due to professional fees, accounting, licensing and filing fees, and advertising. Selling, general and administrative expenses increased 25.1% for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997.


Liquidity and Capital Commitments
---------------------------------

Although it is impossible to estimate accurately the future cash flow from the operations of the Registrant's codification business, management believes the Registrant's effective capital costs may increase. Management is actively exploring further avenues for preserving capital and improving liquidity. As of June 30, 1998, the Company had a revolving credit agreement with a bank to provide a $250,000 note. The credit facility has a maturity date of June 30, 1999, and bears interest at the banks prime rate (8.5% per annum at June 30, 1998). Management does not know of any trends, events or uncertainties that will have or that are reasonable likely to have material effect on the Registrant's liquidity, capital resources or results of operations.

                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY


                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued


Deferred Taxes
--------------

The Company has substantial tax loss carryforwards and temporary differences at June 30, 1998. Based on an analysis of the likelihood of realizing the Company's gross deferred tax asset, the Company has determined that the recognition criteria set forth in SFAS No. 109, "Accounting for Income Taxes", are not met for the entire gross deferred tax asset and, accordingly, the gross deferred tax asset is reduced by a valuation allowance.


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

                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings
         -----------------

The Company is routinely a party to litigation incidental to its business, as well as to other nonmaterial litigation. Management believes that no individual item of litigation, or group of similar items of litigation, is likely to result in judgments that will have a material adverse effect on the financial condition or results of operations of the Company.


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

         (a) Exhibits
             --------

             Item 27 Financial Data Schedule

         (b) Reports on Form 8-K
             -------------------

             No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 1998.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              WESTFORD GROUP, INC.
                                           --------------------------
                                                  (Registrant)



Date:    August 3, 1998                    By:        Si Sokol
     -----------------------------            -----------------------
                                                      Si Sokol
                                                     President,
                                           Chairman of Board of Directors,
                                             and Chief Executive Officer
                                            (Principal Executive Officer)



Date:    August 3, 1998                    By:      Sally Cress
     ------------------------------           -----------------------
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