Form 10-Q
period 1998-09-30
WESTFORD GROUP INC
filed 1998-11-06
CIK 22709

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended    September 30, 1998         Commission File Number 0-8254
                 -------------------------    ---------------------------------



                              WESTF0RD GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



             Ohio                                               31-0854431
 -----------------------------                             -------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)




  20 East Broad Street, Columbus, Ohio                              43215
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)



Registrant's telephone number including area code                (614) 228-2800
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


                                          YES   X       NO
                                             --------     --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.



             Class                           Outstanding at September 30, 1998
-------------------------------            -----------------------------------
Common stock, without par value                        1,351,206

                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY




                                      INDEX
                                      -----




                                                                            Page



PART I - FINANCIAL INFORMATION:

   Item 1. Financial Statements

       Consolidated Balance Sheets as of September
            30, 1998 (unaudited) and December 31, 1997                        3


       Consolidated Statements of Operations for the three months
            and nine months ended September 30, 1998 and 1997 (unaudited)     5


       Consolidated Statements of Cash Flows for the
            nine months ended September 30, 1998 and 1997 (unaudited)         6


       Notes to Consolidated Financial Statements (unaudited)                 7


   Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                        8

   Item 3. Quantitative and Qualitative Disclosures About
                   Market Risk                                   Not Applicable



PART II - OTHER INFORMATION AND SIGNATURES:

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements
        --------------------

                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY

                           Consolidated Balance Sheets


                                                                                        September 30,        December 31,
Assets                                                                                      1998                 1997
------                                                                                  -------------        --------
                                                                                         (Unaudited)

Current:
     Cash                                                                               $    301,417         $    195,371
     Accounts receivable - trade                                                             349,603              212,715
     Costs and estimated earnings in excess of billings
        on uncompleted codification contracts                                                137,523              135,335
     Costs of uncompleted code supplements                                                     6,723               26,579
     Deferred taxes                                                                             -                   4,777
     Other assets                                                                              7,036                1,957
                                                                                        ------------         ------------

              Total current assets                                                           802,302              576,734

Deferred taxes                                                                                  -                  24,414

Property and equipment, net                                                                   49,375               57,197

Intangible asset, net of accumulated amortization of
  $44,519 in 1998 and $41,413 in 1997                                                        121,135              124,241
                                                                                        ------------         ------------

              Total assets                                                              $    972,812         $    782,586
                                                                                        ============         ============




                                                                     (Continued)

                                                   WESTFORD GROUP, INC.
                                                      AND SUBSIDIARY

                                          Consolidated Balance Sheets, Continued


                                                                                       September 30,         December 31,
Liabilities and Shareholders' Equity                                                       1998                  1997
------------------------------------                                                   -------------         ------------
                                                                                        (Unaudited)
Current Liabilities:
   Accounts payable                                                                     $     91,402         $     75,411
   Note payable - bank                                                                          -                   3,575
   Accrued salaries, commissions and payroll taxes
      payable                                                                                 60,965               70,002
   Accrued legal and professional                                                              7,700               24,000
   Billings in excess of costs and estimated earnings on
      uncompleted codification contracts (note 2)                                             40,957               24,878
   Current portion of capital lease obligations                                                3,462                5,639
   Deferred taxes                                                                             26,401                  -
   Deferred revenue                                                                            1,490               10,555
                                                                                        ------------         ------------

         Total current liabilities                                                           232,377              214,060

Capital lease obligations, less current portion                                                 -                   2,002

Debenture payable                                                                             50,000               50,000
                                                                                        ------------         ------------

         Total liabilities                                                                   282,377              266,062
                                                                                        ------------         ------------

Commitments

Series two serial redeemable preference stock, 500
   shares authorized                                                                            -                    -
                                                                                        ------------         ------------

Shareholders' equity:
   Serial preference stock, without par value:
      Series one serial preference, authorized 100 shares;
        none issued                                                                             -                    -
   Class A preferred shares, par value $2,285; authorized
      500 shares; none issued                                                                   -                    -
   Class B preferred shares, par value $500; authorized
      4,000 shares; none issued                                                                 -                    -
   Common stock, without par value; authorized 2,000,000
      shares; 1,434,202 shares issued                                                        871,286              871,286
   Additional paid-in capital                                                                782,499              785,619
   Accumulated deficit                                                                      (941,940)          (1,115,102)
                                                                                        ------------         ------------
                                                                                             711,845              541,803


   Less: Treasury stock, at cost (82,996 common shares
               at September 30, 1998 and 97,996 at December
               31, 1997)                                                                     (21,410)             (25,279)
                                                                                        ------------         ------------


         Total shareholders' equity                                                          690,435              516,524
                                                                                        ------------         ------------



         Total liabilities and shareholders' equity                                     $    972,812         $    782,586
                                                                                        ============         ============





See accompanying notes to consolidated financial statements.

                                                   WESTFORD GROUP, INC.
                                                      AND SUBSIDIARY

                                           Consolidated Statements of Operations
                                                        (Unaudited)



                                                                    Three Months Ended              Nine months Ended
                                                                      September 30,                   September 30,
                                                                   1998            1997            1998            1997
                                                                ---------       ---------       ---------       -------

Sales                                                          $  445,440       $ 341,477      $1,335,680      $1,103,760

Cost of sales                                                     183,539         189,165         613,368         583,590
                                                                ---------       ---------       ---------       ---------

                                                                  261,901         152,312         722,312         520,170
                                                                ---------       ---------       ---------       ---------

Selling, general and administrative expenses:
   Salaries and related costs                                      71,115          83,453         215,888         262,376
   Professional fees                                               42,817          13,566         102,416          43,797
   Other                                                           44,235          59,838         170,937         172,872
                                                                ---------       ---------       ---------       ---------
                                                                  158,167         156,857         489,241         479,045
                                                                ---------       ---------       ---------       ---------

Non-operating expense:
   Interest expense                                                 1,354           1,558           4,317           4,751
                                                                ---------       ---------       ---------       ---------


      Income (loss) before federal income
         taxes                                                    102,380          (6,103)        228,754          36,374

Federal income tax (benefit) expense                               24,852          (1,915)         55,592           9,700
                                                                ---------       ---------       ---------       ---------

         Net income (loss)                                      $  77,528       $  (4,188)      $ 173,162       $  26,674
                                                                =========       =========       =========       =========

Net income per common share                                     $     .06       $     .00       $     .13       $     .02
                                                                =========       =========       =========       =========
Net income per common share, assuming
   dilution                                                     $     .04       $     .00       $     .10       $     .02
                                                                =========       =========       =========       =========


See accompanying notes to consolidated financial statements.

                                                   WESTFORD GROUP, INC.
                                                      AND SUBSIDIARY

                                           Consolidated Statements of Cash Flows
                                                        (Unaudited)



                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                                  1998            1997
                                                                               ----------      -------
Cash flows from operating activities:
   Net income                                                                  $ 173,162       $   26,674
   Adjustments to reconcile net income to cash
     provided by operating activities:
     Depreciation and amortization                                                21,301           24,631
     Deferred federal income tax expense                                          55,592            9,700
     Increase in accounts receivable - trade                                    (136,888)         (18,606)
     Increase in costs and estimated earnings
         in excess of billings on uncompleted codification
         contracts                                                                (2,188)         (26,951)
     Decrease in costs of uncompleted code
         supplements                                                              19,856            9,033
     Increase in other assets                                                     (5,079)            (164)
     Increase in accounts payable                                                 15,991           18,306
     Decrease in accrued salaries,
         commissions, and payroll taxes payable                                   (9,037)         (15,075)
     Decrease in accrued legal and professional                                  (16,300)             -
     Increase (decrease) in billings in excess of costs
         and estimated earnings on uncompleted codification
         contracts                                                                16,079           (1,311)
     Decrease in deferred revenue                                                 (9,065)           -
                                                                               ---------       ----------
         Net cash provided by operating activities                               123,424           26,237
                                                                               ---------       ----------

Cash flows used in investing activities:
   Purchase of property and equipment                                            (10,374)         (25,031)
                                                                               ---------       ----------
         Net cash used in investing activities                                   (10,374)         (25,031)
                                                                               ---------       ----------

Cash flows used in financing activities:
   Repayment of note payable to bank                                              (3,575)            -
   Principal payments under capital lease obligations                             (4,179)          (3,812)
   Issuance of treasury stock                                                        750              750
                                                                               ---------       ----------
         Net cash used in financing activities                                    (7,004)          (3,062)
                                                                               ---------       ----------

Net increase (decrease) in cash                                                  106,046           (1,856)

Cash at December 31                                                              195,371          138,711
                                                                               ---------       ----------

Cash at September 30                                                           $ 301,417       $  136,855
                                                                               =========       ==========


Supplemental cash flow disclosure:
   Interest paid                                                               $   4,317       $    4,751
                                                                               =========       ==========






See accompanying notes to consolidated financial statements.

                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY

             Notes To Consolidated Financial Statements (Unaudited)



1. The Consolidated Balance Sheets as of September 30, 1998, the Consolidated Statements of Income for the three and nine months ended September 30, 1998 and 1997, and the Consolidated Statements of Cash Flows for the nine months then ended have been prepared by Westford Group, Inc. (the "Company") without an audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flow at September 30, 1998 and for all periods presented have been made.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these unaudited Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1997. The results of operations for the period ended September 30, 1998 are not necessarily indicative of the results of operations for the full year.

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

3. Supplemental Disclosure For Earnings Per Share

                                                         Three Months Ended                      Nine Months Ended
                                                                June 30,                              June 30,

                                                       1998             1997                   1998              1997
                                                    ----------       ----------            -----------        ----------

     Net income (loss)                              $   77,528       $   (4,188)           $   173,162        $   26,674
                                                    ----------       ----------            -----------        ----------
     Income available to common
        stockholders, assuming
         dilution                                   $   77,528       $   (4,188)           $   173,162        $   26,674
                                                    ----------       ----------            -----------        ----------


     Weighted average common
        shares outstanding                           1,351,206        1,336,206              1,351,206         1,336,206
     Adjustments for dilutive
        securities:
          Dilutive effect of
           outstanding options                         345,000          345,000                345,000           345,000
                                                    ----------       ----------            -----------        ----------
     Diluted common shares                           1,696,206        1,681,206              1,696,206         1,681,206
                                                    ==========       ==========            ===========        ==========


     Net income per common share                    $      .06       $      .00            $       .13        $      .02
     Net income per common share,
        assuming dilution                           $      .04       $      .00            $       .10        $      .02


                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY

Item 2.            Management's Discussion and Analysis of
                   ---------------------------------------
                   Financial Condition and Results of Operations
                   ---------------------------------------------

     The following discussion should be read in conjunction with the consolidated financial statements of the Company and the notes thereto and the other financial information included elsewhere in this Quarterly Report on Form 10-Q, as well as the factors set forth under the caption "Forward-Looking Information" below.


Summary
-------

The following table sets forth changes in certain items reflected in the financial data as compared to the indicated prior period.

                                                              Period to Period Increase
                                                              -------------------------
                                                            Nine Months Ended September 30,
                                                           -------------------------------
                                                                     1997-98
                                                                     -------
         Sales                                                    $ 231,920
         Cost of sales                                            $  29,778
         Selling, general and administrative expenses             $  10,196


Results of Operations
---------------------

The Company's business is principally carried on through its wholly-owned subsidiary, ALP Corporation. ALP Corporation's sales increased 21.0% during the first nine months of 1998 as compared to the first nine months of 1997 and increased 30.4% during the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. Codification revenue of $291,333 decreased 13.5% during the first nine months of 1998 as compared to $336,748 during the first nine months of 1997. Codification revenue decreased 3.5% from $91,396 for the three months ended September 30, 1997 as compared to $88,226 for the three months ended September 30, 1998, principally due to a leveling of sales in the Company's key growth areas coming into 1998. Subscription services on existing codes of ordinance increased 36.2% for the nine months ended September 30, 1998 versus the nine months ended September 30, 1997 due to increased subscription sales of search and retrieval software including subscription sales of several significant customers manuals. Subscriptions services on existing codes of ordinances increased 42.8% during the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. Gross margin increased 14.2% during the first nine months of 1998 as compared to the first nine months of 1997 and increased 7.0% in the three months ended September 30, 1998 as compared to the three months ended September 30, 1997 as sales increased at a higher percentage rate than the percentage rate increase in cost of sales. Cost of sales increased 5.1% during the first nine months of 1998 as compared to the first nine months of 1997 due to increases in production salaries, supplies, printing and postage. Cost of sales decreased 3.0% principally due to a decrease in allocated workers compensation expense during the three months ended September 30, 1998 when compared to the same period ended September 30, 1997. Selling, general and administrative expenses increased 2.1% during the first nine months of 1998 as compared to the first nine months of 1997 due to professional fees, accounting, licensing and filing fees. Selling, general and administrative expenses increased 0.8% for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997.


Liquidity and Capital Commitments
---------------------------------

Although it is impossible to estimate accurately the future cash flow from the operations of the Registrant's codification business, management believes the Registrant's effective capital costs may increase. Management is actively exploring further avenues for preserving capital and improving liquidity. As of September 30, 1998, the Company had a revolving credit agreement with a bank to provide a $250,000 note. The credit facility has a maturity date of June 30, 1999, and bears interest at the banks prime rate (8.5% per annum at September 30, 1998). The Company anticipates such agreement will be renewed. Management does not know of any trends, events or uncertainties that will have or that are reasonably likely to have material effect on the Registrant's liquidity, capital resources or results of operations.


Deferred Taxes
--------------

The Company has substantial tax loss carryforwards and temporary differences at September 30, 1998. Based on an analysis of the likelihood of realizing the Company's gross deferred tax asset, the Company has determined that the recognition criteria set forth in SFAS No. 109, "Accounting for Income Taxes", are not met for the entire gross deferred tax asset and, accordingly, the gross deferred tax asset is reduced by a valuation allowance.


Inflation
---------

Management does not consider the impact of changing prices to be material in the analysis of the Company's overall operation.


Impact of the Year 2000 Issue
-----------------------------

The Company utilizes management information systems and software technology that may be affected by Year 2000 issues throughout its business. During fiscal 1997, the Company began to implement plans at both of its locations to ensure those systems continue to meet its internal and external requirements. During fiscal 1997, the Company's Corporate office completed the installation and testing of its internal financial systems and is Year 2000 compliant. The Corporate office utilizes the latest version of Year 2000 compliant Platinum SQL software for its internal financial system. All of ALP Corporation's Folio products are Year 2000 compliant. Before the end of fiscal 1998, ALP Corporation plans to purchase the network enhancement pack which contains Year 2000 compliance patches. The municipal code database software is not Year 2000 compliant. The Company is in the data gathering phase with regard to database software. If the Company is unable to achieve Year 2000 compliance for its database system, the Year 2000 could have a material impact on the operations of the Company. The Company is developing a contingency plan for its database software. Those plans include adapting and expanding the Company's existing database system to be Year 2000 compliant. The cost of making these adaptations are not expected to be material and will be expensed in the period incurred.


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

Forward-Looking Information
---------------------------

         Statements in the following discussion that indicate the Company's or management's intentions, hopes, beliefs, expectations or predictions of the future are forward-looking statements. Additional information concerning factors that could cause actual results to differ materially from those suggested in the forward-looking statements is contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on From 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission, as the same may be amended from time to time.

         Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. The future results and shareholder values of the Company may differ materially from those expressed in these forward-looking statements. Many factors that will determine these results and values are beyond the Company's ability to control or predict. Shareholders are cautioned not to put undue reliance on forward-looking statements. In addition, the Company does not have an intention or obligation to update forward-looking statements after the date hereof, even if new information, future events, or other circumstances have made them incorrect or misleading. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.



                           PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

         (a) Exhibits
             --------

             Item 27 Financial Data Schedule

         (b) Reports on Form 8-K
             -------------------

             No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1998.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   WESTFORD GROUP, INC.
                                            -----------------------------------
                                                     (Registrant)





Date:    November 6, 1998                 By:       Si Sokol
     ---------------------------            -----------------------------------
                                                    Si Sokol
                                                    President and
                                              Chairman of Board of Directors
                                               (Principal Executive Officer)





Date:    November 6, 1998                 By:       Sally Cress
     ---------------------------            -----------------------------------
                                                    Sally Cress
                                               Treasurer and Secretary
                                            (Principal Financial and Accounting
                                             Officer)