Form 10-K405
period 1998-12-31
WESTFORD GROUP INC
filed 1999-03-19
CIK 22709

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



      For the fiscal year ended                          0-8254
--------------------------------------    --------------------------------------
          December 31, 1998                       Commission File Number


                              WESTFORD GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Ohio                                    31-0854431
--------------------------------------    --------------------------------------
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                  Identification No.)


  20 East Broad Street, Columbus, Ohio                              43215
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number including area code    (614) 228-2800
                                                  --------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of Each Exchange on
         Title of Each Class                         Which Registered

               NONE                                        NONE
--------------------------------------    --------------------------------------

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

As of February 11, 1999, the Registrant had 1,351,206 Common Shares, without par value, outstanding.

                       WESTFORD GROUP, INC. AND SUBSIDIARY

                          1998 FORM 10-K ANNUAL REPORT


                                TABLE OF CONTENTS
                                                                         Page
                                     PART I

Item 1.   Business .....................................................   3
Item 2.   Properties ...................................................   4
Item 3.   Legal Proceedings ............................................   4
Item 4.   Submission of Matters to a Vote of Security Holders ..........   4

                                     PART II

Item 5.   Market for the Registrant's Common Stock and Related
              Security Holder Matters ..................................   5
Item 6.   Selected Financial Data ......................................   6
Item 7.   Management's Discussion and Analysis of Financial
              Condition and Results of Operation .......................   7
Item 7A.  Quantitative and Qualitative Disclosures About Market
              Risk .....................................................   9
Item 8.   Financial Statements and Supplementary Data ..................   9
Item 9.   Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure ......................  22

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant ...........  22
Item 11.  Executive Compensation .......................................  23
Item 12.  Security Ownership of Certain Beneficial Owners and
              Management ...............................................  24
Item 13.  Certain Relationships and Related Transactions ...............  25

                                     Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on
              Form 8-K .................................................  25

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

Most of ALP Corporation's codification contracts include a provision to supplement the customer's code for an additional fee, not less than annually, for a period of five (5) years. Although the agreement may usually be terminated by the customer by written notice prior to ninety (90) days before the anticipated delivery date of the supplement, ALP Corporation has generally been successful in retaining municipalities on supplemental contracts, and in having these contracts renewed prior to expiration.

Some states now require that municipalities and/or counties each have a Code of Ordinances. For this reason, ALP Corporation has prepared and marketed a "Basic Code of Ordinances" to smaller municipalities in these states who do not need or cannot afford a custom Code of Ordinances but who, by adoption of a basic code, can meet state law requirements or receive the economic benefits of having a local code. ALP Corporation has developed this basic or model Code of Ordinances for the states of Ohio, Illinois, Indiana, Kentucky and North Carolina. It has also developed, and is marketing with a Texas firm, a model Code of Ordinances for Texas. In North Carolina, Kentucky, Oregon, Minnesota and Nebraska, ALP Corporation serves as the official code consultant to the state municipal leagues. Furthermore, in 1985, the State of Kentucky enacted legislation providing grants to municipalities to fund a Code of Ordinances as mandated by state law.

ALP Corporation presently has twenty-five full-time employees. The staff consists of marketing, production, general administrative and editorial personnel, eight of whom have law degrees.

There are approximately twenty-five (25) companies involved in the codification of local government ordinances. Five (5) companies operate on either a national or regional basis, with the rest serving clients only within a relatively small geographic area. ALP Corporation currently represents approximately 1,000 local governmental units in thirty-two (32) states.

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

ALP Corporation occupies 5,558 square feet of rentable area on the 12th floor of the building located at 432 Walnut Street, Cincinnati, Ohio under an operating lease which will expire July 31, 2003. The lease provides for a monthly rental of $5,442, net of reimbursements payable to the lessor for cost of maintenance and operation of the building.


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

(b)    Holders

       The number of holders of record of the Registrant's Common Stock as of February 11, 1999 was 2,072.

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


                      (THIS SPACE INTENTIONALLY LEFT BLANK)

Item 6.  Selected Financial Data
         -----------------------

Selected Income Statement Data:

                                                             Year Ended December 31,
                            -----------------------------------------------------------------------------------
                               1998              1997               1996              1995              1994
                            ----------        ----------         ----------        ----------        ----------
Sales                       $1,702,862        $1,440,738         $1,505,952        $1,389,459        $1,234,981

Cost of sales                  832,748           773,756            817,434           815,399           731,089

Selling, general and
   administrative
   expenses                    695,716           665,764            582,131           424,917           416,149

Income taxes                    32,482            10,107             27,876            31,579            33,451

Net income (loss)              138,177           (15,159)            68,800            99,923            35,246

Net income (loss)
   per common share,
   diluted                  $      .08        $     (.01)        $      .04        $      .06        $      .02

Average number of
   shares of common
   stock outstanding         1,696,042         1,681,165          1,666,219         1,664,842         1,661,226


Selected Balance Sheet Data:

                                                             Year Ended December 31,
                              ---------------------------------------------------------------------------------
                                1998              1997               1996              1995              1994
                              --------          --------           --------          --------          --------
Current assets                $815,871          $576,734           $532,313          $552,267          $406,434
Notes payable
   to bank                          --             3,575              3,575            83,594            10,009
Current liabilities            273,091           214,060            144,969           266,150           276,422
Working capital                542,780           362,674            387,344           286,117           130,012
Total assets                   978,542           782,586            733,543           791,060           669,359
Shareholders' equity           655,451           516,524            530,933           462,139           361,966

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

Summary

The following table sets forth changes in certain items reflected in the financial data as compared to the indicated prior period.

                                                         Period to Period
                                                         Increase(Decrease)
                                                      Year Ended December 31,
                                                    1997-98             1996-97
                                                   --------            ---------
         Sales                                     $262,124            $(65,214)
         Cost of sales                               58,992             (43,678)
         Selling, general and
          administrative expenses                    29,952              83,633

Results of Operations
---------------------

The Company's business is principally carried on through its wholly-owned subsidiary, ALP Corporation. ALP Corporation's sales increased 18.2% from $1,440,738 during 1997 to $1,702,862 during 1998 principally due to increases in subscription and supplementation sales offset by a decrease in codification sales. Codification revenue decreased 7.8% from $404,352 to $372,866 during 1997 as compared to 1998, respectively, principally due to a leveling of sales in the Company's key growth areas coming into 1998. Supplementation services on existing codes of ordinance increased 26.2% from $787,434 to $994,119, due to maximizing revenue from existing clients and accelerated job completions. Subscription services provided both to governmental and emerging private industry markets increased 45.2% from $248,686 during 1997 to $361,164 during 1998 due to subscription sales of expended search and retrieval software products, including city league law handbooks, city production manuals, state statutes in addition to sales of several significant customers manuals on CD. Gross margin increased 30.5% in 1998 as compared to 1997 as sales increased at a higher percentage rate than the percentage rate increase in cost of sales, mainly reflecting lower costs resulting from production efficiencies. Costs of sales increased 7.7% from $773,356 to $832,748 during 1997 as compared to 1998, respectively, primarily due to increases in production salaries, insurance, copier supplies and postage.

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

Liquidity and Capital Resources
-------------------------------

Although it is impossible to estimate accurately the future cash flow from the operations of the Registrant's codification business, management believes the Registrant's effective capital costs may increase. All of the capital expenditures for 1998 were funded from the Company's cash flow from operations. Equipment additions in 1999 are expected to approximate $50,000 and are also planned to be funded from the Company's cash flow from operations. As of December 31, 1998, the Company had a revolving credit agreement with a bank to provide a $250,000 note. The credit facility has a maturity date of June 30, 1999 with renewal provisions, and bears interest at the banks prime rate (7.75% per annum at December 31, 1998). Management does not know of any trends, events or uncertainties that will have or that are reasonably likely to have material effect on the Registrant's liquidity, capital resources or results of operations.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations (continued)
         -------------------------


Intangible Asset
----------------

The excess of net assets acquired in a business combination over the purchase price of approximately $165,000 was allocated to a database acquired. The database is comprised of the municipal code data and related files. Provision for amortization of the database is based on an estimated useful life of forty years reflecting the long-lived nature of municipal codes.

Inflation
---------

Management does not consider the impact of changing prices to be material in the analysis of the Company's overall operations.

Impact of the Year 2000 Issue
-----------------------------

The Company utilizes management information systems and software technology that may be affected by Year 2000 issues throughout its business. During fiscal 1997, the Company began to implement plans at both of its locations to ensure those systems continue to meet its internal and external requirements. During fiscal 1997, the Company's Corporate office completed the installation and testing of its internal financial systems and is Year 2000 compliant. The Corporate office utilizes the latest version of Year 2000 compliant Platinum SQL software for its internal financial system. All of ALP Corporation's Folio products are Year 2000 compliant. During the fourth quarter of 1998 ALP Corporation purchased the network enhancement pack which contained Year 2000 compliance patches. The invoicing database software is not Year 2000 compliant. The Company is in the data gathering phase with regard to applications, database software and hardware. The Company has a MCSE (Microsoft Certified Systems Engineer) on staff to review the impact of its Year 2000 risks. Continuing evaluation by our MCSE in developing contingency plans and to complete remediation work on separate portions of the project are on-going. Expected completion of all phases is anticipated by third quarter end, 1999. If the Company is unable to achieve Year 2000 compliance for its invoice database system, the Year 2000 would not have a material impact on the operations of the Company as billings would be produced with alternative procedures. The Company is developing a contingency plan for its database software. Those plans include adapting and expanding the Company's existing database system to be Year 2000 compliant. The cost of making these adaptations is not expected to be material and will be expensed in the period incurred.

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

Forward-Looking Information
---------------------------

Statements in the following discussion that indicate the Company's or management's intentions, hopes, beliefs, expectations or predictions of the future are forward-looking statements. Additional information concerning factors that could cause actual results to differ materially from those suggested in the forward-looking statements is continued under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 filed with the Securities and Exchange Commission, as the same may be amended from time to time.

Forward-looking statements are not guarantees for performance. They involve risks, uncertainties and assumptions. The future results and shareholder values of the Company may differ materially from those expressed in these forward-looking statements. Many factors that will determine these results and values are beyond the Company's ability to control or predict. Shareholders are cautioned not to put undue reliance on forward-looking statements. In addition, the Company does not have an intention or obligation to update forward-looking statements after the date hereof, even if new

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations (continued)
         -------------------------


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


Item 7A. Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

None.


Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------

Index to Consolidated Financial Statements
------------------------------------------

       Included in Part II of this report:

       Independent Auditors' Reports

       Consolidated Balance Sheets as of December 31, 1998 and 1997

       Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996

       Consolidated Statements of Shareholders' Equity for the years ended December 31, 1998, 1997 and 1996

       Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996

       Notes to Consolidated Financial Statements

                        REPORT OF INDEPENDENT ACCOUNTANTS


The Board of Directors
     and Stockholders
Westford Group, Inc.:


In our opinion, the accompanying consolidated balance sheets and the related statements of income and shareholder's equity and of cash flows present fairly, in all material respects, the financial position of Westford Group, Inc. and subsidiary at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/PricewaterhouseCoopers LLP


Columbus, Ohio
March 5, 1999

                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY

                           Consolidated Balance Sheets

                           December 31, 1998 and 1997
                       Assets                                 1998            1997
                       ------                               --------        --------
Current:
   Cash                                                     $400,983        $195,371
   Accounts receivable - trade                               260,340         212,715
   Estimated earnings in excess of billings on
      uncompleted codification contracts                     135,364         135,335
   Costs of uncompleted code supplements                      13,331          26,579
   Deferred taxes                                               --             4,777
   Other assets                                                5,853           1,957
                                                            --------        --------
         Total current assets                                815,871         576,734

Deferred taxes                                                  --            24,414
Property and equipment, net                                   42,571          57,197
Intangible asset, net of accumulated amortization of
  $45,555 in 1998 and $41,413 in 1997                        120,100         124,241
                                                            --------        --------
                                                            $978,542        $782,586
                                                            ========        ========

                                                                     (Continued)

                                      WESTFORD GROUP, INC.
                                         AND SUBSIDIARY

                             Consolidated Balance Sheets, Continued
        Liabilities and Shareholders' Equity                         1998               1997
        ------------------------------------                      ---------         -----------
Current liabilities:
   Accounts payable                                               $  95,557         $    75,411
   Note payable - bank                                                 --                 3,575
   Accrued salaries, commissions and payroll taxes
      payable                                                       102,577              70,002
   Accrued legal and professional                                     6,845              24,000
   Billings in excess of estimated earnings on
      uncompleted codification contracts                             39,142              24,878
   Current portion of capital lease obligations                       2,002               5,639
   Deferred taxes                                                     3,293                --
   Deferred revenue                                                  15,323              10,555
Other accrued liabilities                                             8,352                --
                                                                  ---------         -----------

            Total current liabilities                               273,091             214,060

Capital lease obligations, less current portion                        --                 2,002

Debenture payable                                                    50,000              50,000
                                                                  ---------         -----------

            Total liabilities                                       323,091             266,062
                                                                  ---------         -----------

Commitments

Series two serial redeemable preference stock, 500 shares
   authorized, none issued                                             --                  --
                                                                  ---------         -----------


Shareholders' Equity:
   Serial preference stock, without par value: authorized
      100,000 shares
      Series one serial preference, authorized 100 shares;
         none issued                                                   --                  --
   Class A preferred shares, par value $2,285; authorized
      500 shares; none issued                                          --                  --
   Class B preferred shares, par value $500; authorized
      4,000 shares; none issued                                        --                  --
   Common stock, without par value; authorized 2,000,000
      shares; 1,434,202 shares issued                               871,286             871,286
   Additional paid-in capital                                       782,499             785,619
   Accumulated deficit                                             (976,925)         (1,115,102)
                                                                  ---------         -----------
                                                                    676,860             541,803


   Less: Treasury stock, at cost (82,996 common shares
              at December 31, 1998 and 97,996 at December
              31, 1997)                                             (21,409)            (25,279)
                                                                  ---------         -----------

            Total shareholders' equity                              655,451             516,524
                                                                  ---------         -----------

            Total liabilities and shareholders equity             $ 978,542         $   782,586
                                                                  =========         ===========

See accompanying notes to consolidated financial statements.

                                         WESTFORD GROUP, INC.
                                            AND SUBSIDIARY

                                 Consolidated Statements of Operations

                             Years Ended December 31, 1998, 1997, and 1996
                                                        1998               1997               1996
                                                     ----------         ----------         ----------
Sales                                                $1,702,862         $1,440,738         $1,505,952

Cost of sales                                           832,748            773,756            817,434
                                                     ----------         ----------         ----------

                                                        870,114            666,982            688,518
                                                     ----------         ----------         ----------

Selling, general and administrative expenses:
   Salaries and related costs                           324,773            320,814            289,782
   Professional fees                                    149,897            102,443             79,832
   Other                                                221,046            242,507            212,517
                                                     ----------         ----------         ----------
                                                        695,716            665,764            582,131
                                                     ----------         ----------         ----------

Non-operating income (expense):
   Interest expense                                      (5,838)            (6,270)            (9,740)
   Other income                                           2,099               --                   29
                                                     ----------         ----------         ----------
                                                         (3,739)            (6,270)            (9,711)
                                                     ----------         ----------         ----------

      Income (loss) before federal income
         tax expense                                    170,659             (5,052)            96,676

Federal income tax expense                               32,482             10,107             27,876
                                                     ----------         ----------         ----------

      Net income (loss)                              $  138,177         $  (15,159)        $   68,800
                                                     ==========         ==========         ==========

Net income (loss) per common share                   $      .10         $     (.01)        $      .05
                                                     ==========         ==========         ==========

Net income (loss) per common share,
      assuming dilution                              $      .08         $     (.01)        $      .04
                                                     ==========         ==========         ==========

See accompanying notes to consolidated financial statements.

                                                    WESTFORD GROUP, INC.
                                                       AND SUBSIDIARY

                                       Consolidated Statements of Shareholders' Equity

                                        Years Ended December 31, 1998, 1997, and 1996
                                                          Additional                                              Total
                                            Common         paid-in          Accumulated         Treasury      shareholders'
                                            stock          capital            deficit            stock            equity
                                           --------       ----------        -----------         --------      -------------
Balance December 31, 1995                  $871,286        $788,739         $(1,168,743)        $(29,143)        $462,139

  Net income                                   --              --                68,800             --             68,800
  Purchase of 20 treasury shares               --              --                  --                 (6)              (6)
                                           --------        --------         -----------         --------         --------

Balance December 31, 1996                   871,286         788,739          (1,099,943)         (29,149)         530,933

  Net loss                                     --              --               (15,159)            --            (15,159)
  Issuance of 15,000 treasury
    shares as employee stock awards            --            (3,120)               --              3,870              750
                                           --------        --------         -----------         --------         --------

Balance December 31, 1997                   871,286         785,619          (1,115,102)         (25,279)         516,524

  Net income                                   --              --               138,177             --            138,177
  Issuance of 15,000 treasury
    shares as employee stock awards            --            (3,120)               --              3,870              750
                                           --------        --------         -----------         --------         --------

Balance December 31, 1998                  $871,286        $782,499         $  (976,925)        $(21,409)        $655,451
                                           ========        ========         ===========         ========         ========

See accompanying notes to consolidated financial statements.

                                         WESTFORD GROUP, INC.
                                            AND SUBSIDIARY

                                 Consolidated Statements of Cash Flows

                             Years Ended December 31, 1998, 1997 and 1996
                                      Increase (Decrease) in Cash
                                                            1998             1997             1996
                                                          --------         --------         --------
Cash flows from operating activities:
   Net income (loss)                                      $138,177         $(15,159)        $ 68,800
   Adjustments to reconcile net income to cash
     provided by operating activities:
      Net realized gain on disposal of
         equipment                                            --               --                (29)
      Depreciation and amortization                         29,509           32,123           30,736
      Deferred federal income tax expense                   32,482           10,107           27,875
      Employee stock awards                                    750              750             --
      (Increase) decrease in accounts
        receivable - trade                                 (47,625)          (5,380)         109,117
      (Increase) decrease in estimated earnings
         in excess of billings on uncompleted
         codification contracts                                (29)         (15,278)          34,150
      (Increase) decrease in costs of uncompleted
        code supplements                                    13,248           12,582          (11,500)
      (Increase) decrease in other assets                   (3,896)             330              (82)
      Increase (decrease) in accounts payable               20,146           21,958           (6,392)
      Increase in accrued salaries, commissions
         and payroll taxes payable                          32,575            3,817            3,201
      Increase (decrease) in accrued legal and
         professional                                      (17,155)          24,000             --
      Increase (decrease) in billings in excess
         of estimated earnings on uncompleted
         codification contracts                             14,264            8,252          (24,901)
      Increase in other liabilities                         13,120           10,555             --
                                                          --------         --------         --------

         Net cash provided by operating activities         225,566           87,907          230,975
                                                          --------         --------         --------


Cash flows from investing activities:
   Purchase of property and equipment                      (10,740)         (26,867)         (20,953)
   Sale of equipment                                          --               --                120
                                                          --------         --------         --------

         Net cash used in investing activities             (10,740)         (26,867)         (20,833)
                                                          --------         --------         --------

                                                                     (Continued)

                                       WESTFORD GROUP, INC.
                                          AND SUBSIDIARY

                         Consolidated Statements of Cash Flows, Continued
                                                        1998             1997             1996
                                                      --------         --------         ---------
Cash flows from financing activities:
   Proceeds from note payable to bank                 $   --           $   --           $  68,981
   Repayment of note payable to bank                    (3,575)            --            (149,000)
   Principal payments under capital lease
     obligations                                        (5,639)          (5,130)          (18,200)
   Purchase of treasury shares                            --               --                  (6)
                                                      --------         --------         ---------


         Net cash used in financing activities          (9,214)          (5,130)          (98,225)
                                                      --------         --------         ---------

Net increase in cash                                   205,612           56,660           111,917
                                                      --------         --------         ---------

Cash at beginning of year                              195,371          138,711            26,794
                                                      --------         --------         ---------

Cash at end of year                                   $400,983         $195,371         $ 138,711
                                                      ========         ========         =========


Supplemental cash flow disclosure:
   Interest paid                                      $  5,838         $  6,720         $   8,465
                                                      ========         ========         =========

See accompanying notes to consolidated financial statements.

                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997, and 1996


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

                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY

              Notes to Consolidated Financial Statements, Continued


        (c)   Property and Equipment
              ----------------------

              Property and equipment are recorded on a cost basis. Depreciation is computed using the straight-line method in amounts adequate to amortize costs over the estimated useful life of the applicable asset generally ranging from three to five years. Equipment under capital leases is stated at the present value of the net minimum lease payments and is amortized over the lease term. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized as income for the period. The cost of maintenance and repairs is charged to income as incurred; significant renewals and betterments are capitalized.

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

(2)     Uncompleted Contracts
        ---------------------

        Revenues earned on uncompleted codification contracts were $819,710 and $512,671 and billings to date on those contracts were $723,488 and $402,214 at December 31, 1998 and 1997, respectively. The excess of billings and estimated earnings over billings to date are presented in the accompanying consolidated balance sheets.

                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY

              Notes to Consolidated Financial Statements, Continued


(3)     Property and Equipment
        ----------------------

        Property and equipment at December 31, consists of the following:

                                                          1998           1997
                                                        ---------     ---------
               Machinery and equipment                  $ 174,044     $ 164,860
               Furniture and fixtures                       8,455         6,897
               Capital lease equipment                     24,491        24,491
                                                        ---------     ---------
                                                          206,990       196,248
               Less:  accumulated depreciation and
                 amortization                            (164,419)     (139,051)
                                                        ---------     ---------
                                                        $  42,571     $  57,197
                                                        =========     =========

(4)     Note Payable - Bank
        -------------------

        The Company has a revolving credit agreement with a bank to provide a $250,000 note with repayment on demand by the lender with a maturity of June 30, 1999. The Company had no outstanding balance at December 31, 1998 and had an outstanding balance of $3,575 at December 31, 1997 under this arrangement. Advances under the revolving credit line bear interest payable quarterly at the lending bank's prime rate (7.75% at December 31, 1998).

        The note is personally guaranteed by the Company's Chief Executive Officer up to $100,000 plus accrued interest and collateralized by the assignment of the Company's property and equipment and accounts receivable.

(5)     Leases
        ------

        The Company's office facilities are shared with other affiliated entities and rental and bookkeeping expenses are allocated among them. The Company's share of these expenses were $2,940 in 1998, 1997 and 1996.

        ALP Corporation occupies space under an operating lease which will expire July 31, 2003. It is also a party to a capital lease for equipment.

        The following is a schedule of ALP Corporation's future minimum lease payments for capital and operating leases as of December 31, 1998.

                                                  Capital     Operating
                   Year ending                     lease        lease
                   -----------                    -------     ---------
                       1999                        $2,040      $ 65,307
                       2000                          --          65,307
                       2001                          --          66,580
                       2002                          --          68,363
                       2003                          --          39,879
                                                   ------      --------
        Total minimum lease payments                2,040      $305,436
        Less: Amount representing interest             38      ========
                                                   ------
        Present value of net minimum
           lease payments                           2,002
        Less: Current installments of
           obligations under capital lease          2,002
                                                   ------
        Long-term obligation under capital
         lease                                     $ --
                                                   ======

        Total rental expenses under the operating lease were $62,818, $60,374, and $61,313 in 1998, 1997 and 1996, respectively. Included in accumulated depreciation and amortization is $23,243 and $18,350 of accumulated amortization applicable to capital lease equipment at December 31, 1998 and 1997, respectively.

                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY

              Notes to Consolidated Financial Statements, Continued

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

(7)     Federal Income Taxes
        --------------------

        Deferred income taxes for 1998 and 1997 reflect the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured on an income tax basis. Temporary differences and carryforwards which give rise to the net deferred tax (liability) asset at December 31, are as follows:

                                                             1998             1997
                                                           --------         --------
         Deferred tax asset:

            Tax operating loss carryforwards               $ 25,531         $ 68,504

         Deferred tax liability:

            Intangible asset                                (28,824)         (29,818)
                                                           --------         --------
               Net deferred tax (liability) asset            (3,293)          38,686
               Valuation allowance                             --             (9,495)
                                                           --------         --------
                                                             (3,293)          29,191
            Less current portion                               --             (4,777)
                                                           --------         --------

               Non-current deferred tax (liability)
                     asset                                 $ (3,293)        $ 24,414
                                                           ========         ========


        As of December 31, 1998, the Company has net operating loss ("NOL") carryforwards of approximately $101,000 which would expire after the tax year ending December 31, 2008. The valuation allowance at December 31, 1997 represented the portion of net operating loss carryforwards at enacted tax rates not expected to be utilized through future taxable income.

        The provision for federal income taxes at December 31, consists of the following:

                                                            1998            1997            1996
                                                          -------         -------         -------
              Deferred, amortization of intangible
                asset                                     $  (994)        $  (994)        $  (994)

              Utilization of NOL                           42,971             117          22,815

              Reversal of valuation allowance              (9,495)           --              --

              Expiration of unutilized NOL                   --            10,984           6,055
                                                          -------         -------         -------

                     Total deferred                        32,482          10,107          27,876
                                                          -------         -------         -------

              Federal income tax expense                  $32,482         $10,107         $27,876
                                                          =======         =======         =======

                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY

              Notes to Consolidated Financial Statements, Continued


           For 1998, 1997 and 1996, the federal income tax expense differs from the amount computed by applying the normal tax rate of 34% to income before federal income taxes as follows:

                                                        1998             1997            1996
                                                      --------         --------        -------
              Expected tax                            $ 58,024         $(1,718)        $32,870
              Officers life insurance                      315             292             272
              Business meals and entertainment           1,326           1,591           1,379
              Graduated rate differential              (17,688)          9,942          (6,645)
              Reversal of valuation allowance           (9,495)           --              --
                                                      --------         -------         -------

              Federal income tax expense              $ 32,482         $10,107         $27,876
                                                      ========         =======         =======


(8)     Supplemental Disclosure for Earnings Per Share
        ----------------------------------------------

                                                             1998              1997               1996
                                                          ----------        ----------         ----------
        Net income (loss)                                 $  138,177        $  (15,159)        $   68,800
                                                          ----------        ----------         ----------
        Income (loss) available to common
           stockholders, assuming dilution                $  138,177        $  (15,159)        $   68,800
                                                          ----------        ----------         ----------


        Weighted average common shares outstanding         1,351,042         1,336,165          1,321,219
        Adjustments for dilutive securities:
           Conversion of debentures                          345,000           345,000            345,000
                                                          ----------        ----------         ----------
        Diluted common shares                              1,696,042         1,681,165          1,666,219
                                                          ==========        ==========         ==========


        Net income per common share                       $      .10        $     (.01)        $      .05
        Net income per common share, assuming
           dilution                                       $      .08        $     (.01)        $      .04

(9)     Litigation
        ----------

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         ---------------------------------------------------------------
         Financial Disclosure
         --------------------


None.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant
         --------------------------------------------------

                                                                 Originally
                                                                 elected to
Name               Age         Position                            office
----               ---         --------                          ----------
Si Sokol            71         Chairman and Director                1972
                               President                            1980

James Davis         64         Director                             1981

David White         62         Director                             1981

John Sokol          36         Director                             1990

Daniel Harkins      69         Director                             1996

Steve Wolf          47         President American Legal             1988
                               Publishing, Inc.

Sally Cress         43         Treasurer                            1985
                               Secretary                            1985

In addition to his positions with the Registrant, Si Sokol has been Chairman of the Board of Bancinsurance Corporation since 1970 and Chairman of the Board of Ohio Indemnity Company since 1969. He became President and Chief Executive Officer of Bancinsurance Corporation and President and Chief Executive Officer of Ohio Indemnity Company in 1980. Bancinsurance Corporation, whose common stock is registered pursuant to Section 12 of the Securities Exchange Act of 1934, and its wholly-owned property and casualty insurance subsidiary, Ohio Indemnity Company, are engaged in the underwriting and sales of specialized property and casualty insurance. In addition, Mr. Sokol serves as President of BCIS Services, Inc. and is a Director of Fifth Third Bank, Columbus, Ohio. Mr. Sokol is the father of John Sokol.

John Sokol, son of Si Sokol, became Executive Vice President of Bancinsurance Corporation and Ohio Indemnity Company in 1996. He was Vice President of Bancinsurance and Ohio Indemnity from 1993 to 1996. Prior to that time, he served as an officer for what is now The Chase Bank of New York (formally Manufacturers Hanover and Chemical Bank) from 1989 to 1993. Mr. Sokol became a Director of Bancinsurance Corporation and Ohio Indemnity Company in 1990. He became Chairman of Title Research Corporation in 1997. He also serves on the Board of Trustees of the Central Ohio Transit Authority (COTA). He holds a B.A. degree in Economics from Denison University and a M.B.A. in Finance from Vanderbilt University.

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

         --------------------------------------------------------------

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


Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

Section 16(a) of the Securities Exchange Act of 1934 requires the Registrant's officers and directors, and greater than 10% shareholders, to file reports of ownership and changes in ownership of the Registrant's securities with the Securities and Exchange Commission ("SEC"). Copies of the reports are required by SEC regulation to be furnished to the Registrant. Based on its review of such reports and written representations from reporting persons, the Registrant believes that, during fiscal 1998, all filing requirements were complied with.


Item 11. Executive Compensation
         ----------------------

The table below shows the cash compensation paid or accrued by the Registrant during the fiscal years ended December 31, 1998, 1997 and 1996, respectively, to the Chief Executive Officer of the Registrant. During the fiscal year ended December 31, 1998, 1997 and 1996, respectively, no other executive officer received cash compensation in excess of $100,000 (based on salary and bonus).

                      SUMMARY COMPENSATION TABLE

(a)                            (b)               (i)
Name and Principal                               All Other
Position                      Year               Compensation($)(1)
-------------------------------------------------------------------
SI SOKOL
Chairman, President           1998               21,250
Chief Executive
Officer                       1997               10,800

                              1996               10,600

------------------

(1) This amount includes $20,000 in consulting fees paid to Mr. Sokol. Additionally, $1,250, $800 and $600 in directors fees were paid to Mr. Si Sokol during 1998,

       1997 and 1996, respectively. Mr. Sokol did not receive any other compensation from the Registrant.

Compensation Pursuant to Plans:

The Registrant has no annuity, pension, retirement stock option, stock appreciation or similar plans for its officers or employees.

On March 1, 1996, the Company implemented the American Legal Publishing Corporation Employee 401(k) Plan (the "401(k) Plan"). The 401(k) Plan is available to full-time employees who meet the 401(k) Plan's eligibility requirements. Under the 401(k) Plan, the Company matches 50% of the qualified employee's contribution up to 6% of salary. The total cost of the matching contribution was $15,331 for the year ended December 31, 1998.

Compensation of Directors:

The Registrant pays each director a fee of $250 per meeting for attending meetings of the Board of Directors.


Item 12. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------

The following table sets forth: (i) the name and address of each person known by the Registrant to be the beneficial owner of more than 5% of any class of the Registrant's voting securities and each director and each officer named in the Summary Compensation Table of the Registrant; and (ii) the number and percent of the Registrant's common shares beneficially owned by each such person and by all directors and officers of the Registrant as a group as of December 31, 1998:

                                     Number of Shares            Percent
Name of Beneficial                     Beneficially                of
      Owner                             Owned (1)                 Class
------------------                   ----------------            -------
James R. Davis                             2,000                   0.1%
Director
20 East Broad Street
Columbus, Ohio  43215

Daniel D. Harkins                              0                   0.0%
Director
20 East Broad Street
Columbus, Ohio  43215

David White                               25,000                   1.9%
Director
20 East Broad Street
Columbus, Ohio  43215

John S. Sokol                             74,250 (2)               5.5%
Director
20 East Broad Street
Columbus, Ohio  43215

Barbara Sokol                            726,773 (2)              53.8%
20 East Broad Street
Columbus, Ohio  43215

Si Sokol                                 726,773 (2)              53.8%
Chairman and President
20 East Broad Street
Columbus, Ohio  43215

All Directors and Officers               778,023                  57.6%
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

       27*    Financial Data Schedule.

---------------------
*  Filed with this Report


(b)    Financial Statement Schedules
       -----------------------------

       Financial Statement schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or notes thereto.

(c)    Reports on Form 8-K
       -------------------

       No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 1998.

                                   Signatures
                                   ----------

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      Westford Group, Inc.
                                                      (Registrant)

                                       3/18/99   By          Si Sokol
                                      ---------    -----------------------------
                                        DATE                 Si Sokol
                                                      President and Chairman
                                                      of Board of Directors
                                                   (Principal Executive Officer)


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, which include the Chief Executive Officer, the Chief Financial Officer and a majority of the Board of Directors, on behalf of the Registrant and in the capacities and on the dates indicated:


 3/18/99            Si Sokol                  3/18/99         Sally Cress
---------  ----------------------------      ---------  ------------------------
  DATE              Si Sokol                   DATE           Sally Cress
              President and Chairman                    Treasurer and Secretary
              of Board of Directors                     (Principal Financial and
           (Principal Executive Officer)                   Accounting Officer)


 3/18/99         David J. White               3/18/99      Daniel D. Harkins
---------  ----------------------------      ---------  ------------------------
  DATE           David J. White                DATE        Daniel D. Harkins
                    Director                                   Director


 3/18/99         James R. Davis               3/18/99         John Sokol
---------  ----------------------------      ---------  ------------------------
  DATE           James R. Davis                DATE           John Sokol
                    Director                                   Director

                       WESTFORD GROUP, INC. AND SUBSIDIARY

                          SUBSIDIARY OF THE REGISTRANT
                          ----------------------------


                              WESTFORD GROUP, INC.
                       ----------------------------------
                                       |
                                       |
                                       |
                                       |
                                       |
                                       |
                                       |
                                       |
                                       |
                                       |
                                       |
                                      100%
                      American Legal Publishing Corporation
                              A Publishing Company