Form 10-Q
period 1999-03-31
WESTFORD GROUP INC
filed 1999-05-04
CIK 22709

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended        March 31, 1999            Commission File Number 0-8254
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


                                          YES  X     NO
                                             -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.



             Class                           Outstanding at March 31, 1999
-------------------------------            -------------------------------
Common stock, without par value                        1,368,706

                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY




                                      INDEX
                                      -----


                                                                                         Page No.

PART I - FINANCIAL INFORMATION:

     Item 1. Financial Statements

         Consolidated Balance Sheets as of
              March 31, 1999 (unaudited) and December
              31, 1998                                                                      3


         Consolidated Statements of Operations for the
              three months ended March 31, 1999 and 1998
              (unaudited)                                                                   5


         Consolidated Statements of Cash Flows for the
              three months ended March 31, 1999 and 1998
              (unaudited)                                                                   6


         Notes to Consolidated Financial Statements (unaudited)                             8


     Item 2. Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                    9

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


                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements
        --------------------

                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY

                           Consolidated Balance Sheets


                                                                                           March 31,         December 31,
Assets                                                                                       1999                1998
------                                                                                    -----------        -------------
                                                                                          (Unaudited)

     Cash                                                                                 $   341,485        $    400,983
     Accounts receivable - trade                                                              331,624             260,340
     Estimated earnings in excess of billings on
       uncompleted codification contracts                                                     141,009             135,364
     Costs of uncompleted code supplements                                                     16,540              13,331
     Other assets                                                                               6,221               5,853
                                                                                          -----------        ------------

                        Total current assets                                                  836,879             815,871

     Property and equipment, net                                                               87,206              42,571

     Intangible asset, net of accumulated amortization of
         $46,590 in 1999 and $45,555 in 1998                                                  119,064             120,100
                                                                                          -----------        ------------

                        Total assets                                                      $ 1,043,149        $    978,542
                                                                                          ===========        ============



                                                                                                               (Continued)


                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY

                     Consolidated Balance Sheets, Continued


                                                                                   March 31,         December 31,
Liabilities and Shareholders' Equity                                                 1999                1998
------------------------------------                                              -----------        -------------
                                                                                  (Unaudited)
     Current Liabilities:
         Accounts payable                                                         $    76,107        $     95,557
         Accrued salaries, commissions and payroll taxes
              payable                                                                  99,449             102,577
         Accrued legal and professional                                                     -               6,845
         Billings in excess of estimated earnings on
              uncompleted codification contracts                                       83,488              39,142
         Current portion of capital lease obligations                                     502               2,002
         Deferred taxes                                                                17,740               3,293
         Deferred revenue                                                                 745              15,323
         Other accrued liabilities                                                     10,369               8,352
                                                                                   ----------        ------------


                        Total current liabilities                                     288,400             273,091


     Debenture payable                                                                 50,000              50,000
                                                                                   ----------        ------------

                        Total liabilities                                             338,400             323,091
                                                                                   ----------        ------------

     Commitments and contingent liabilities

     Series two serial redeemable preference stock,
         500 shares authorized, none issued                                                 -                   -
                                                                                   ----------        ------------

     Shareholders' Equity:
         Serial preference stock, without par value:
            Series one serial preference, authorized
              100 shares; none issued                                                       -                   -
         Class A preferred shares, par value $2,285;
            authorized 500 shares; none issued                                              -                   -
         Class B preferred shares, par value $500;
            authorized 4,000 shares; none issued                                            -                   -
         Common stock, without par value; authorized
             2,000,000 shares; 1,434,202 shares issued                                871,286             871,286
         Additional paid-in capital                                                   782,360             782,499
         Accumulated deficit                                                         (932,001)           (976,925)
                                                                                   ----------        ------------
                                                                                      721,645             676,860


              Less: Treasury stock, at cost (65,496 common
                    shares at March 31, 1999 and 82,996
                    at December 31, 1998)                                             (16,896)            (21,409)
                                                                                  -----------        ------------

                    Total shareholders' equity                                        704,749             655,451
                                                                                  -----------        ------------



                    Total liabilities and shareholders'
                            equity                                                $ 1,043,149        $    978,542
                                                                                  ===========        ============



See accompanying notes to consolidated financial statements.

                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                      Three Months Ended
                                                                                          March 31,

                                                                                   1999               1998
                                                                               ----------          ----------

Sales                                                                          $  488,291          $  417,962

Cost of sales                                                                     234,352             204,383
                                                                               ----------          ----------

                                                                                  253,939             213,579
                                                                               ----------          ----------

Selling, general and administrative expenses:
     Salaries and related costs                                                    96,336              72,030
     Professional fees                                                             28,162              31,290
     Other                                                                         68,790              47,110
                                                                               ----------          ----------
                                                                                  193,288             150,430
                                                                               ----------          ----------
Non-operating expense:
     Interest expense                                                             (1,281)              (1,497)
                                                                               ----------          ----------
                                                                                   (1,281)             (1,497)
                                                                               ----------          ----------

     Income before federal income tax expense                                      59,370              61,652

Federal income tax expense                                                         14,448              14,974
                                                                               ----------          ----------


     Net income                                                                $   44,922          $   46,678
                                                                               ==========          ==========


Net income per common share                                                    $      .03          $      .03
                                                                               ==========          ==========
Net income per common share, assuming dilution                                 $      .03          $      .03
                                                                               ==========          ==========





See accompanying notes to consolidated financial statements.

                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                                 Three Months Ended
                                                                                                     March 31,

                                                                                              1999                1998
                                                                                           ----------          ----------

Cash flows from operating activities:
     Net income                                                                            $   44,922          $   46,678
     Adjustments to reconcile net income
        to cash provided by (used in) operating
         activities:
         Depreciation and amortization                                                          7,457               6,875
         Deferred federal income tax expense                                                   14,448              14,976
         Employee stock awards                                                                  4,375                 750
         Increase in accounts receivable - trade                                              (71,284)            (31,143)
         Increase in estimated earnings in excess of
              billings on uncompleted codification contracts                                   (5,645)             (1,171)
         (Increase) decrease in costs of uncompleted code
              supplements                                                                      (3,209)              7,971
         Increase in other assets                                                                (368)             (1,079)
         Increase (decrease) in accounts payable                                              (19,450)              5,449
         Decrease in accrued salaries, commissions, and payroll
              taxes payable                                                                    (3,128)            (10,195)
         Decrease in accrued legal and professional                                            (6,845)            (24,000)
         Increase in billings in excess of estimated earnings
              on uncompleted codification contracts                                            44,346               5,348
         Decrease in deferred revenue                                                         (14,578)            (10,555)
         Increase in other accrued liabilities                                                  2,017                   -
                                                                                          -----------          ----------

             Net cash provided by (used in)
                         operating activities                                                  (6,942)              9,904
                                                                                          -----------          ----------

Cash flows from investing activities:
     Purchase of property and equipment                                                       (51,061)               (724)
                                                                                          -----------          ----------

             Net cash used in investing activities                                            (51,061)               (724)
                                                                                          -----------          ----------



                                                                                                               (Continued)


                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY

                Consolidated Statements of Cash Flows, Continued
                                   (Unaudited)

                                                                                                    Three Months Ended
                                                                                                        March 31,

                                                                                             - 1999                1998
                                                                                           ----------          ----------

Cash flows from financing activities:
     Principal payments under capital lease obligations                                    $   (1,495)         $   (1,360)
                                                                                           ----------          ----------

             Net cash used in financing activities                                             (1,495)             (1,360)
                                                                                           ----------          ----------

Net increase (decrease) in cash                                                               (59,498)              7,820
                                                                                           ----------          ----------

Cash at December 31                                                                           400,983             195,371
                                                                                           ----------          ----------

Cash at March 31                                                                           $  341,485          $  203,191
                                                                                           ==========          ==========


Supplemental cash flow disclosure:
     Interest paid                                                                         $    1,281          $    1,497
                                                                                           ==========          ==========



See accompanying notes to consolidated financial statements.

                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY

             Notes To Consolidated Financial Statements (Unaudited)


1. The Consolidated Balance Sheets as of March 31, 1999, the Consolidated Statements of Income for the three months ended March 31, 1999 and 1998, and the Consolidated Statements of Cash Flows for the three months then ended have been prepared by Westford Group, Inc. (the "Company") without an audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 1999 and for all periods presented have been made.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these unaudited Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1998. The results of operations for the period ended March 31, 1999 are not necessarily indicative of the results of operations for the full year.

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

3.   Supplemental Disclosure For Earnings Per Share


                                                                                                Three Months Ended
                                                                                                     March 31,

                                                                                              1999                1998
                                                                                           ----------          ----------

     Net income                                                                            $   44,922          $   46,678
                                                                                           ----------          ----------
     Income available to common stockholders,
         assuming dilution                                                                 $   44,922          $   46,678
                                                                                           ----------          ----------


     Weighted average common shares outstanding                                             1,366,373           1,350,539
     Adjustments for dilutive securities:
         Conversion of debentures                                                             345,000             345,000
                                                                                           ----------          ----------
     Diluted common shares                                                                  1,711,373           1,695,539
                                                                                           ==========          ==========


     Net income per common share                                                           $      .03          $      .03
     Net income per common share, assuming dilution                                        $      .03          $      .03


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


                                                          Period to Period Increase
                                                         Three Months Ended March 31,
                                                       -------------------------------
                                                                    1998-99
                                                       -------------------------------
                                                         Amount               % Change
                                                       ---------              --------

         Sales                                         $  70,329                 16.8%
         Cost of sales                                    29,969                 14.7%
         Selling, general and administrative
           expenses                                       42,858                 28.5%


Results of Operations
---------------------

The Company's business is principally carried on through American Legal Publishing Corporation ("ALP Corporation"), a consolidated subsidiary. ALP Corporation's sales increased 16.8% from $417,962 during the first quarter of 1998 to $488,291 during 1999 principally due to increases in codification, subscriber and supplementation sales. Codification revenue increased 36.1% from $108,932 to $148,252 during the first quarter of 1998 as compared to the same period in 1999, respectively, principally due to expanding sales in the Company's key growth areas coming into 1999. Subscription services provided both to governmental and emerging private industry markets increased 68.6% from $50,219 during the first quarter of 1998 as compared to $84,703 during the same period in 1999, respectively, due to higher subscription sales of expanded search and retrieval software products including city league law handbooks, city production and zoning manuals, and state statutes and manuals on CD rom. Supplementation services on existing codes of ordinance increased 4.5% from $261,616 during the first quarter of 1998 as compared to $273,268 during the same period in 1999, respectively, due to maximizing revenue from existing clients and accelerated job completions. Gross margin increased 18.9% in the first quarter of 1999 compared to the first quarter of 1998 as sales increased at a higher percentage rate than the percentage rate increase in cost of sales, mainly reflecting lower costs resulting from production efficiencies. Cost of sales increased 14.7% from $204,579 in the first quarter of 1998 as compared to $234,352 in 1999, respectively, primarily due to increases in production salaries, insurance and outside printing.


Liquidity and Capital Resources
-------------------------------

Although it is impossible to estimate accurately the future cash flow from the operations of the Company's codification business, management believes the Company's effective capital costs may increase. All of the capital expenditures for 1999 were funded from the Company's cash flow from operations. Equipment additions in 1999 approximated $50,000 and were funded from the Company's cash flow from operations. As of March 31, 1999, the Company had a revolving credit agreement with a bank to provide a $250,000 note. The credit facility has a maturity date of June 30, 1999 with renewal provisions, and bears interest at the banks primary rate (7.75% per annum at March 31, 1999). Management does not know of any trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the Company's liquidity, capital resources or results of operations.

                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY

Item 2.       Management's Discussion and Analysis of
              ---------------------------------------
              Financial Condition and Results of Operations (Continued)
              ---------------------------------------------------------


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

Impact of the Year 2000 Issue
-----------------------------

The Company utilizes management information systems and software technology that may be affected by Year 2000 issues throughout its business. During fiscal 1997, the Company began to implement plans at both of its locations to ensure those systems continue to meet its internal and external requirements. During fiscal 1997, the Company's Corporate office completed the installation and testing of its internal financial systems and is Year 2000 compliant. The Corporate office utilizes the latest version of Year 2000 compliant Platinum SQL software for its internal financial system. All of ALP Corporation's Folio products are Year 2000 compliant. During the fourth quarter of 1998, ALP Corporation purchased the network enhancement pack which contained Year 2000 compliance patches. The invoicing database software is not Year 2000 compliant. The Company is in the data gathering phase with regard to applications, database software and hardware. The Company has a MCSE (Microsoft Certified Systems Engineer) on staff to review the impact of its Year 2000 risks. Continuing evaluation by our MCSE in developing contingency plans and to complete remediation work on separate portions of the project are on-going. Expected completion of all phases is anticipated by third quarter end, 1999. If the Company is unable to achieve Year 2000 compliance for its invoice database system, the Year 2000 would not have a material impact on the operations of the Company as billings would be produced with alternative procedures. The Company is developing a contingency plan for its database software. Those plans include adapting and expanding the Company's existing database system to be Year 2000 compliant. The cost of making these adaptations is not expected to be material and will be expensed in the period incurred.

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

Forward-Looking Information
---------------------------

Statements in the preceding discussion that indicate the Company's or management's intentions, hopes, beliefs, expectations or predictions of the future are forwardlooking statements. Additional information concerning factors that could cause actual results to differ materially from those suggested in the forward-looking statements is continued under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 filed with the Securities and Exchange Commission, as the same may be amended from time to time.

                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY

Item 2.       Management's Discussion and Analysis of
              ---------------------------------------
              Financial Condition and Results of Operations (Continued)
              ---------------------------------------------------------


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



Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        (a) Exhibits
            --------

            Item 27 Financial Data Schedule

        (b) Reports on Form 8-K
            -------------------

            No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                            WESTFORD GROUP, INC.
                                                            --------------------
                                                                  (Company)





Date:      May 7, 1999                          By:           Si Sokol
     ----------------------------                  -------------------------------
                                                              Si Sokol
                                                            President and
                                                    Chairman of Board of Directors
                                                     (Principal Executive Officer)





Date:      May 7, 1999                          By:           Sally Cress
     -----------------------------                 -----------------------------------------
                                                              Sally Cress
                                                            Treasurer and Secretary
                                                (Principal Financial and Accounting Officer)
