Form 10-Q
period 1999-06-30
WESTFORD GROUP INC
filed 1999-08-02
CIK 22709

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended        June 30, 1999            Commission File Number 0-8254
                 ---------------------------    --------------------------------



                              WESTF0RD GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



             Ohio                                              31-0854431
-------------------------------                             ----------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)




  20 East Broad Street, Columbus, Ohio                              43215
  ------------------------------------                              -----
(Address of principal executive offices)                         (Zip Code)



Registrant's telephone number including area code                (614) 228-2800
                                                               ----------------



                                    None
-------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.



Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                                          YES   X       NO _____
                                             -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.



             Class                           Outstanding at June 30, 1999
-------------------------------            -----------------------------------
Common stock, without par value                        1,368,706

                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY




                                      INDEX



                                                                                     Page No.

PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements

         Consolidated Balance Sheets as of
              June 30, 1999 (unaudited) and December 31, 1998                            3


         Consolidated Statements of Operations for the three months and six
              months ended June 30, 1999 and 1998 (unaudited)                            5


         Consolidated Statements of Cash Flows for the
              six months ended June 30, 1999 and 1998 (unaudited)                        6


         Notes to Consolidated Financial Statements (unaudited)                          7


     Item 2. Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                 8

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements
        --------------------

                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY

                           Consolidated Balance Sheets


                                                              June 30,          December 31,
Assets                                                          1999                1998
------                                                       -----------        ------------
                                                             (Unaudited)

Cash                                                         $   412,942         $ 400,983
Accounts receivable - trade, net                                 282,326           260,340
Estimated earnings in excess of billings on
     uncompleted codification contracts                          150,044           135,364
Costs of uncompleted code supplements                             10,445            13,331
Other assets                                                      10,644             5,853
                                                             -----------         ---------

              Total current assets                               866,401           815,871

Property and equipment, net                                       94,278            42,571

Intangible asset, net of accumulated amortization of
  $47,625 in 1999 and $45,555 in 1998                            118,029           120,100
                                                             -----------         ---------

              Total assets                                   $ 1,078,708         $ 978,542
                                                             ===========         =========




                                                                     (Continued)

                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY

                     Consolidated Balance Sheets, Continued


                                                                              June 30,          December 31,
Liabilities and Shareholders' Equity                                           1999                1998
------------------------------------                                        -----------        ------------
                                                                            (Unaudited)
Current liabilities:
     Accounts payable                                                       $    90,541        $     95,557
     Accrued salaries, commissions and payroll taxes
         payable                                                                127,194             102,577
     Accrued legal and professional-                                                  -               6,845
     Billings in excess of costs and estimated earnings on
         uncompleted codification contracts                                      59,741              39,142
     Current portion of capital lease obligations                                     -               2,002
     Deferred taxes                                                              22,422               3,293
     Deferred revenue                                                               373              15,323
     Other accrued liabilities                                                   10,914               8,352
                                                                            -----------        ------------

              Total current liabilities                                         311,185             273,091


Debenture payable                                                                50,000              50,000
                                                                            -----------        ------------

              Total liabilities                                                 361,185             323,091
                                                                            -----------        ------------

Commitments

Series two serial redeemable preference stock, 500 shares
     authorized; none issued                                                          -                   -
                                                                            -----------        ------------

Shareholders' equity:
     Serial preference stock, without par value:
         Series one serial preference, authorized 100 shares;
           none issued                                                                -                   -
     Class A preferred shares, par value $2,285; authorized
         500 shares; none issued                                                      -                   -
     Class B preferred shares, par value $500; authorized
         4,000 shares; none issued                                                    -                   -
     Common stock, without par value; authorized 2,000,000
         shares; 1,434,202 shares issued                                        871,286             871,286
     Additional paid-in capital                                                 782,360             782,499
     Accumulated deficit                                                       (919,227)           (976,925)
                                                                            -----------        ------------
                                                                                734,419             676,860
     Less: Treasury stock, at cost (65,496 common shares at
                June 30, 1999 and 82,996 at December 31,
                1998)                                                           (16,896)            (21,409)
                                                                            -----------        ------------

              Total shareholders' equity                                        717,523             655,451
                                                                            -----------        ------------



              Total liabilities and shareholders' equity                    $ 1,078,708        $    978,542
                                                                            ===========        ============



See accompanying notes to consolidated financial statements.

                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY

                      Consolidated Statements of Operations
                                   (Unaudited)



                                                              Three Months Ended              Six Months Ended
                                                                   June 30,                       June 30,
                                                             1999            1998            1999             1998
                                                          ---------       ---------       ---------        ---------

Sales                                                     $ 532,595       $ 472,278      $1,020,886       $ 890,240


Cost of sales                                               265,555         225,446         499,907         429,829
                                                          ---------       ---------      ----------       ---------

                                                            267,040         246,832         520,979         460,411
                                                          ---------       ---------      ----------       ---------


Selling, general and administrative expenses:
   Salaries and related costs                                88,428          72,743         184,764         144,773
   Professional fees                                         56,733          28,309          84,895          59,599
   Other                                                    103,165          79,592         171,955         126,702
                                                          ---------       ---------      ----------       ---------
                                                            248,326         180,644         441,614         331,074
                                                          ---------       ---------      ----------       ---------

Non-operating expense:
   Interest expense                                           1,258           1,466           2,539           2,963
                                                          ---------       ---------      ----------       ---------

   Income before federal income tax
         expense                                             17,456          64,722          76,826         126,374

Federal income tax expense                                    4,681          15,766          19,129          30,740
                                                          ---------       ---------      ----------       ---------

   Net income                                             $  12,775       $  48,956      $   57,697       $  95,634
                                                          =========       =========      ==========       =========



Net income per common share                               $     .01       $     .04      $      .04       $     .07
                                                          =========       =========      ==========       =========
Net income per common share, assuming
     dilution                                             $     .00       $     .03      $      .03       $     .06
                                                          =========       =========      ==========       =========



See accompanying notes to consolidated financial statements.

                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                                   (Unaudited)



                                                                                Six Months Ended
                                                                                    June 30,

                                                                              1999              1998
                                                                           ----------        ----------
Cash flows from operating activities:
     Net income                                                            $  57,697         $  95,634
     Adjustments to reconcile net income to cash
        provided by operating activities:
        Depreciation and amortization                                         19,991            13,836
        Deferred federal income tax expense                                   19,129            30,742
        Employee stock awards                                                  4,375               750
        Increase in accounts receivable - trade                              (21,986)          (48,467)
        Increase in costs and estimated earnings
          in excess of billings on uncompleted codification
          contracts                                                          (14,680)             (235)
        Decrease in costs of uncompleted code
          supplements                                                          2,886            19,868
        Increase in other assets                                              (4,791)             (786)
        Increase (decrease) in accounts payable                               (5,016)            6,641
        Increase in accrued salaries,
          commissions, and payroll taxes payable                              24,617            15,316
        Decrease in accrued legal and professional                            (6,845)          (10,555)
        Increase (decrease) in billings in excess of costs and
          estimated earnings on uncompleted codification contracts            20,599            (1,444)
        Decrease in deferred revenue                                         (14,950)          (24,000)
        Increase in other accrued liabilities                                  2,562                --
                                                                           ---------         ---------

            Net cash provided by operating activities                         83,588            97,300
                                                                           ---------         ---------

Cash flows from investing activities:
     Purchase of property and equipment                                      (69,627)           (1,549)
                                                                           ---------         ---------

            Net cash used in investing activities                            (69,627)           (1,549)
                                                                           ---------         ---------

Cash flows from financing activities:
     Principal payments under capital lease obligations                       (2,002)           (2,753)
                                                                           ---------         ---------

            Net cash used in financing activities                             (2,002)           (2,753)
                                                                           ---------         ---------

Net increase in cash                                                          11,959            92,998

Cash at December 31                                                          400,983           195,371
                                                                           ---------         ---------

Cash at June 30                                                            $ 412,942         $ 288,369
                                                                           =========         =========


Supplemental cash flow disclosure:
     Interest paid                                                         $   2,539         $   2,963
                                                                           =========         =========




See accompanying notes to consolidated financial statements.

                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY

             Notes To Consolidated Financial Statements (Unaudited)

1. The Consolidated Balance Sheets as of June 30, 1999, the Consolidated Statements of Income for the three months and six months ended June 30, 1999 and 1998, and the Consolidated Statements of Cash Flows for the six months then ended have been prepared by Westford Group, Inc. (the "Company") without an audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 1999 and for all periods presented have been made.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these unaudited Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1998. The results of operations for the period ended June 30, 1999 are not necessarily indicative of the results of operations for the full year.

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

3.   Supplemental Disclosure For Earnings Per Share

                                          Three Months Ended                   Six Months Ended
                                               June 30,                            June 30,

                                        1999              1998              1999              1998
                                     ----------        ----------        ----------        ----------
Net income                           $   12,775        $   48,956        $   57,697        $   95,634
                                     ----------        ----------        ----------        ----------
Income available to common
   stockholders, assuming
    dilution                         $   12,775        $   48,956        $   57,697        $   95,634
                                     ----------        ----------        ----------        ----------

Weighted average common
   shares outstanding                 1,368,706         1,351,206         1,367,546         1,350,875
Adjustments for dilutive
   securities:
    Conversion of debentures            345,000           345,000        $  345,000        $  345,000
                                     ----------        ----------        ----------        ----------
Diluted common shares                 1,713,706         1,696,206         1,712,546         1,695,875
                                     ==========        ==========        ==========        ==========

Net income per common share          $      .01        $      .04        $      .04        $      .07
Net income per common share,
   assuming dilution                 $      .00        $      .03        $      .03        $      .06


4. Subsequent Events. On July 19, 1999, the Company entered into an Agreement and Plan of Merger with Bancinsurance Corporation, an Ohio corporation ("Bancinsurance"), and Bancinsurance Acquisitions, Inc., an Ohio corporation and a wholly owned subsidiary of Bancinsurance ("Acquisitions"), whereby the Company will be merged with and into Acquisitions, with Acquisitions being the surviving entity as a wholly-owned subsidiary of Bancinsurance under the name Westford Group, Inc. (the "Merger"). If the Merger is consummated, shareholders of the Company will be entitled to receive cash in the amount of $0.70 per share of common stock, without par value, of the Company. The Merger is contingent upon approval by the holders of a majority of the shares of the Company's outstanding common stock, among other things.

                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations
            ---------------------------------------------


Summary
-------

The following table sets forth changes in certain items reflected in the financial data as compared to the indicated prior period.

                                                              Period to Period Increase
                                                              Six Months Ended June 30,
                                                                      1998-99
                                                              -------------------------
                                                              Amount             % Change
                                                              ------             --------
         Sales                                              $ 130,646              14.7%
         Cost of sales                                         70,078              16.3%
         Selling, general and administrative
           expenses                                           110,540              33.4%


The Company's business is principally carried on through American Legal Publishing Corporation ("ALP Corporation"), a consolidated subsidiary. ALP Corporation's sales increased 14.7% during the first six months of 1999 as compared to the first six months of 1998 and increased 12.8% during the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. Codification revenue of $288,018 increased 41.8% during the first six months of 1999 as compared to $203,107 during the first six months of 1998 and increased 48.4% during the three months ended June 30, 1999 as compared to the three months ended June 30, 1998 principally due to expanding sales in the Company's key growth areas coming into 1999. The Company's subscription services provided to governmental and emerging private industry markets increased 11.1% from $173,873 during the six months ended June 30, 1998 to $193,125 for the six months ended June 30, 1999 due to higher subscription sales of expanded search and retrieval software products including city league law handbooks, city production and zoning manuals, and state statutes and manuals on CD rom. Subscription services remained relatively constant for the three months ended June 30, 1999 as compared with the three months ended June 30, 1998. Supplementation services on existing codes of ordinance increased 5.2% from $513,260 for the six months ended June 30, 1998 as compared to $539,744 for the six months ended June 30, 1999 and increased 5.9% for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998 due to maximizing revenue from existing clients and accelerated job completions. Gross margin increased 13.2% in the six months ended June 30, 1999 compared to the six months ended June 30, 1998 and increased 8.2% in the three months ended June 30, 1999 compared to the three months ended June 30, 1998. Cost of sales increased 16.3% from $429,829 in the six months ended June 30, 1998 compared to $499,907 for the six months ended June 30, 1999 and increased 17.8% for the three months ended June 30, 1999 as compared with the three months ended June 30, 1998 primarily due to increases in production salaries, outside printing, and insurance. Selling, general and administrative expenses increased 33.4% from $331,074 for the six months ended June 30, 1998 to $441,614 for the six months ended June 30, 1999 and increased 37.5% for the three months ended June 30, 1999 as compared with the three months ended June 30, 1998 primarily due to increases in administrative salaries, computer consulting, shareholder expense, conventions and legal.

Liquidity and Capital Resources

Although it is impossible to estimate accurately the future cash flow from the operations of the Company's codification business, management believes the Company's effective capital costs may increase. All of the capital expenditures for 1999 were funded from the Company's cash flow from operations. Equipment additions in 1999 approximated $70,000 and were funded from the Company's cash flow from operations. Management does not know of any trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the Company's liquidity, capital resources or results of operations.

                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations (Continued)
            ---------------------------------------------------------


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

Impact of the Year 2000 Issue
-----------------------------

The Company utilizes management information systems and software technology that may be affected by Year 2000 issues throughout its business. During fiscal 1997, the Company began to implement plans at both of its locations to ensure those systems continue to meet its internal and external requirements. During fiscal 1997, the Company's Corporate office completed the installation and testing of its internal financial systems which are Year 2000 compliant. The Corporate office utilizes the latest version of Year 2000 compliant Platinum SQL software for its internal financial system. All of ALP Corporation's Folio products are Year 2000 compliant. During the fourth quarter of 1998, ALP Corporation purchased the network enhancement pack which contained Year 2000 compliance patches. The Company's invoicing database software is not Year 2000 compliant. The Company is in the data gathering phase with regard to applications, database software and hardware. The Company has a MCSE (Microsoft Certified Systems Engineer) on staff to review the impact of its Year 2000 risks. Continuing evaluation by our MCSE in developing contingency plans and to complete remediation work on separate portions of the project are on-going. Expected completion of all phases is anticipated by third quarter end, 1999. If the Company is unable to achieve Year 2000 compliance for its invoice database system, the Year 2000 would not have a material impact on the operations of the Company as billings would be produced with alternative procedures. The Company is developing a contingency plan for its database software. Those plans include adapting and expanding the Company's existing database system to be Year 2000 compliant. The cost of making these adaptations is not expected to be material and will be expensed in the period incurred.

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

                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations (Continued)
            ---------------------------------------------------------


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



Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

              (a) Exhibits
                  --------

                  Item 27 Financial Data Schedule

              (b) Reports on Form 8-K
                  -------------------

                  No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    WESTFORD GROUP, INC.
                                                    --------------------
                                                         (Company)





Date:      July 30, 1999                   By:           Si Sokol
     ----------------------------             ------------------------------
                                                         Si Sokol
                                                       President and
                                              Chairman of Board of Directors
                                               (Principal Executive Officer)





Date:      July 30, 1999                   By:         Sally Cress
     -----------------------------            ------------------------------
                                                       Sally Cress
                                                  Treasurer and Secretary
                                                 (Principal Financial and
                                                    Accounting Officer)