Form 10-Q
period 1999-09-30
WESTFORD GROUP INC
filed 1999-11-04
CIK 22709

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended      September 30, 1999          Commission File Number 0-8254
                 ----------------------------    -------------------------------



                              WESTFORD GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



             Ohio                                               31-0854431
 ------------------------------                            -------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)




  20 East Broad Street, Columbus, Ohio                              43215
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)



Registrant's telephone number including area code                (614) 228-2800
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


                                       YES   X       NO
                                           -------        ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.



             Class                           Outstanding at September 30, 1999
-------------------------------            -------------------------------------
Common stock, without par value                        1,713,706

                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY


                                      INDEX
                                      -----



                                                                                       Page

PART I - FINANCIAL INFORMATION:

     Item 1. Financial Statements

         Consolidated Balance  Sheets  as  of  September
              30,  1999  (unaudited)  and December  31, 1998                             3


         Consolidated Statements of Operations for the three months
              and nine months ended September 30, 1999 and 1998 (unaudited)              5


         Consolidated Statements of Cash Flows for the
              nine months ended September 30, 1999 and 1998 (unaudited)                  6


         Notes to Consolidated Financial Statements (unaudited)                          7


     Item 2. Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                 9

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY

                          Consolidated Balance Sheets


                                                        September 30,       December 31,
Assets                                                       1999                1998
------                                                 ----------------   ----------------
                                                        (Unaudited)


Current:
     Cash                                              $        358,702   $        400,983
     Accounts receivable - trade, net                           320,277            260,340
     Estimated earning in excess of billings on
         uncompleted codification contracts                     178,612            135,364
     Costs of uncompleted code supplements                       26,814             13,331
     Other assets                                                 9,073              5,853
                                                       ----------------   ----------------

              Total current assets                              893,478            815,871


Property and equipment, net                                      87,766             42,571

Intangible asset, net of accumulated amortization of
  $48,661 in 1999 and $45,555 in 1998                           116,994            120,100
                                                       ----------------   ----------------

              Total assets                             $      1,098,238   $        978,542
                                                       ================   ================


                                                                     (Continued)

                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY

                     Consolidated Balance Sheets, Continued


                                                               September 30,        December 31,
Liabilities and Shareholders' Equity                               1999                 1998
------------------------------------                          ----------------    ----------------
                                                                (Unaudited)

Current Liabilities:
   Accounts payable                                           $         55,667    $         95,557
   Accrued salaries, commissions and payroll taxes
      payable                                                          177,846             102,577
   Accrued legal and professional                                       12,559               6,845
   Billings in excess of costs and estimated earnings on
      uncompleted codification contracts                                67,875              39,142
   Current portion of capital lease obligations                           --                 2,002
   Deferred taxes                                                       10,742               3,293
   Deferred revenue                                                       --                15,323
   Other accrued liabilities                                            44,348               8,352
                                                              ----------------    ----------------

         Total current liabilities                                     369,037             273,091

Debenture payable                                                         --                50,000
                                                              ----------------    ----------------

         Total liabilities                                             369,037             323,091
                                                              ----------------    ----------------

Commitments

Series two serial redeemable preference stock, 500
   shares authorized; none issued                                         --                  --
                                                              ----------------    ----------------

Shareholders' equity:
   Serial preference stock, without par value:
      Series one serial preference, authorized 100 shares;
        none issued                                                       --                  --
   Class A preferred shares, par value $2,285; authorized
      500 shares; none issued                                             --                  --
   Class B preferred shares, par value $500; authorized
      4,000 shares; none issued                                           --                  --
   Common stock, without par value; authorized 2,000,000
      shares; 1,779,202 shares issued                                  921,286             871,286
   Additional paid-in capital                                          782,360             782,499
   Accumulated deficit                                                (957,549)           (976,925)
                                                              ----------------    ----------------
                                                                       746,097             676,860


   Less: Treasury stock, at cost (65,496 common shares
               at September 30, 1999 and 82,996 at December
               31, 1998)                                               (16,896)            (21,409)
                                                              ----------------    ----------------


         Total shareholders' equity                                    729,201             655,451
                                                              ----------------    ----------------



         Total liabilities and shareholders' equity           $      1,098,238    $        978,542
                                                              ================    ================


See accompanying notes to consolidated financial statements.

                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY

                      Consolidated Statements of Operations
                                   (Unaudited)


                                                   Three Months Ended         Nine Months Ended
                                                      September 30,             September 30,
                                                   1999          1998         1999         1998
                                                ----------    ----------   ----------   ----------

Sales                                           $  435,387    $  445,440   $1,456,273   $1,335,680

Cost of sales                                      233,046       183,539      732,953      613,368
                                                ----------    ----------   ----------   ----------

                                                   202,341       261,901      723,320      722,312
                                                ----------    ----------   ----------   ----------

Selling, general and administrative expenses:
   Salaries and related costs                       86,175        71,115      270,939      215,888
   Professional fees                                92,694        42,817      177,589      102,416
   Other                                            72,641        44,235      244,596      170,937
                                                ----------    ----------   ----------   ----------
                                                   251,510       158,167      693,124      489,241
                                                ----------    ----------   ----------   ----------

Non-operating expense:
   Interest expense                                    833         1,354        3,372        4,317
                                                ----------    ----------   ----------   ----------


      Income (loss) before federal income
         tax expense (benefit)                     (50,002)      102,380       26,824      228,754


Federal income tax expense (benefit)               (11,680)       24,852        7,449       55,592
                                                ----------    ----------   ----------   ----------

         Net income                             $  (38,322)   $   77,528   $   19,375   $  173,162
                                                ==========    ==========   ==========   ==========

Net income per common share                     $     (.03)   $      .06   $      .01   $      .13
                                                ==========    ==========   ==========   ==========
Net income per common share, assuming
   dilution                                     $     (.02)   $      .04   $      .01   $      .10
                                                ==========    ==========   ==========   ==========


See accompanying notes to consolidated financial statements.

                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                 Nine Months Ended
                                                                   September 30,
                                                                 1999          1998
                                                              ----------    ----------

Cash flows from operating activities:
   Net income                                                 $   19,375    $  173,162
   Adjustments to reconcile net income to cash
      provided by operating activities:
      Depreciation and amortization                               29,116        21,301
      Deferred federal income tax expense                          7,449        55,592
      Employee stock awards                                        4,375           750
      Increase in accounts receivable - trade                    (59,937)     (136,888)
      Increase in costs and estimated earnings in excess of
         billings on uncompleted codification contracts          (43,248)       (2,188)
      (Increase) decrease in costs of uncompleted code
         supplements                                             (13,483)       19,856
      Increase in other assets                                    (3,220)       (5,079)
      Increase (decrease) in accounts payable                    (39,890)       15,991
      (Increase) decrease in accrued salaries, commissions,
         and payroll taxes payable                                75,269        (9,037)
      (Increase) decrease in accrued legal and professional        5,714       (16,300)
      Increase in billings in excess of costs
         and estimated earnings on uncompleted codification
         contracts                                                28,733        16,079
      Decrease in deferred revenue                               (15,323)       (9,065)
      Increase in other accrued liabilities                       35,996          --
                                                              ----------    ----------

         Net cash provided by operating activities                30,926       124,174
                                                              ----------    ----------

Cash flows used in investing activities:
   Purchase of property and equipment                            (71,205)      (10,374)
                                                              ----------    ----------

         Net cash used in investing activities                   (71,205)      (10,374)
                                                              ----------    ----------

Cash flows used in financing activities:
   Principal payments under capital lease obligations             (2,002)       (4,179)
   Repayment of note payable to bank                                --          (3,575)
                                                              ----------    ----------

         Net cash used in financing activities                    (2,002)       (7,754)
                                                              ----------    ----------

Net increase (decrease) in cash                                  (42,281)      106,046

Cash at December 31                                              400,983       195,371
                                                              ----------    ----------

Cash at September 30                                          $  358,702    $  301,417
                                                              ==========    ==========


Supplemental cash flow disclosure:
   Interest paid                                              $    3,372    $    4,317
                                                              ==========    ==========

Supplemental schedule of noncash financing activities:
   Common stock issued in debenture conversion                $   50,000    $     --
                                                              ==========    ==========

See accompanying notes to consolidated financial statements.

                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY

             Notes To Consolidated Financial Statements (Unaudited)


1. The Consolidated Balance Sheets as of September 30, 1999, the Consolidated Statements of Income for the three months and nine months ended September 30, 1999 and 1998, and the Consolidated Statements of Cash Flows for the nine months then ended have been prepared by Westford Group, Inc. (the "Company") without an audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flow at September 30, 1999 and for all periods presented have been made.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these unaudited Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1998. The results of operations for the period ended September 30, 1999 are not necessarily indicative of the results of operations for the full year.

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

3. Supplemental Disclosure For Earnings Per Share

                                    Three Months Ended         Nine Months Ended
                                       September 30,              September 30,

                                   1999           1998          1999          1998
                               -----------    -----------   -----------   -----------

Net income (loss)              $   (38,322)   $    77,528   $    19,375   $   173,162
                               -----------    -----------   -----------   -----------
Income available to common
   stockholders, assuming
    dilution                   $   (38,322)   $    77,528   $    19,375   $   173,162
                               -----------    -----------   -----------   -----------

Weighted average common
   shares outstanding            1,488,706      1,351,206     1,408,376     1,351,206
Adjustments for dilutive
   securities:
     Dilutive effect of
      outstanding options          225,000        345,000       304,561       345,000
                               -----------    -----------   -----------   -----------
Diluted common shares            1,713,706      1,696,206     1,712,937     1,696,206
                               ===========    ===========   ===========   ===========


Net income per common share    $      (.03)   $       .06   $       .01   $       .13
Net income per common share,
   assuming dilution           $      (.02)   $       .04   $       .01   $       .10


4. On August 7, 1992, a $50,000 convertible debenture was issued by the Company to Bancinsurance Corporation, ("Bancinsurance"), an affiliate of the Company through a common officer and principal shareholder. On December 1, 1995, a resolution was adopted by the Company to renew the debenture. On August 30, 1999, Bancinsurance exercised their conversion for 345,000 shares of common stock of the Company.

5. Subsequent Events. On July 19, 1999, the Company entered into an Agreement and Plan of Merger with Bancinsurance Corporation, an Ohio corporation ("Bancinsurance"), and Bancinsurance Acquisitions, Inc., an Ohio corporation and a wholly-owned subsidiary of Bancinsurance ("Acquisitions"), whereby the Company will be merged with and into Acquisitions, with Acquisitions being the surviving entity as a wholly-owned subsidiary

                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY

              Notes To Consolidated Financial Statement (Unaudited)
                                   (Continued)

of Bancinsurance under the name of Westford Group, Inc. (the "Merger"). If the Merger is consummated, the shareholders of the Company will be entitled to receive cash in the amount of $0.70 per share of common stock, without par value, of the Company. The Merger is contingent upon approval by the holders of a majority of the shares of the Company's outstanding common stock, among other things.

Item 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

The following table sets forth changes in certain items reflected in the financial data as compared to the indicated prior period.

                                                              Period to Period Increase
                                                        -------------------------------------
                                                            Nine Months Ended September 30,
                                                        -------------------------------------
                                                                        1998-99
                                                        -------------------------------------
                                                          Amount                    % Change
                                                        ---------                   ---------

         Sales                                          $  120,593                     9.0%
         Cost of sales                                     119,585                    19.5%
         Selling, general and administrative
           expenses                                        203,883                    41.7%

The Company's business is principally carried on through American Legal Publishing Corporation ("ALP Corporation"), a consolidated subsidiary. ALP Corporation's sales increased 9.0% during the first nine months of 1999 as compared to the first nine months of 1998 and decreased 2.3% during the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. Codification revenue of $407,349 increased 39.8% during the first nine months of 1999 as compared to $291,333 during the first nine months of 1998 and increased 35.3% during the three months ended September 30, 1999 as compared to the three months ended September 30, 1998 benefitting from a focus on new growth areas, principally California and Texas. Sales responsibilities were shifted among existing personnel and the Company was successful in contracting new work in these states. The Company's subscription services provided to governmental and emerging private industry markets marginally decreased from $286,470 during the nine months ended September 30, 1998 to $282,606 for the nine months ended September 30, 1999. Subscription services decreased 20.5% for the three months ended September 30, 1999 as compared with the three months ended September 30, 1998 due to fewer sales of search and retrieval software products. Supplementation services on existing codes of ordinance remained relatively constant from $757,877 for the nine months ended September 30, 1998 as compared to $766,317 for the nine months ended September 30, 1999 and decreased 7.4% for the three months ended September 30, 1998 compared to the three months ended September 30, 1999 due to longer than anticipated review periods of draft manuscripts, therefore resulting in delayed supplementations. Cost of sales increased 19.5% from $613,368 in the nine months ended September 30, 1998 as compared to $732,953 for the nine months ended September 30, 1999 and increased 27.0% for the three months ended September 30, 1999 as compared with the three months ended September 30, 1998 primarily due to increases in production salaries and insurance. The addition of several new employees was the largest factor in increases to administrative salaries. Many employees have both administrative and production responsibilities and their percentages in each area often vary throughout the year. Pay raises were within usual parameters. Selling, general and administrative expenses increased 41.7% from $489,241 for the nine months ended September 30, 1998 to $693,124 for the nine months ended September 30, 1999 and increased $186,686 for the three months ended September 30, 1999 as compared with the three months ended September 30, 1998 primarily due to increases in administrative salaries, consulting and shareholder expense and legal fees. The executive offices of the Company are shared with consolidated subsidiaries and other affiliated entities. Rental, equipment and bookkeeping expenses are allocated among them pursuant to management fee arrangements. The pre-existing management fee agreement with an affiliate was amended January 1, 1999 which will result in a $4,265 increase in selling, general and administrative expenses in the three months ended September 30, 1999 as compared with the three months ended September 30, 1998 and a $12,795 increase in selling, general and administrative expenses for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998.

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

IMPACT OF THE YEAR 2000 ISSUE

The Company utilizes management information systems and software technology that may be affected by Year 2000 issues throughout its business. During fiscal 1997, the Company began to implement plans at both of its locations to ensure those systems continue to meet its internal and external requirements. During fiscal 1997, the Company's Corporate office completed the installation and testing of its internal financial systems which are Year 2000 compliant. The Corporate office utilizes the latest version of Year 2000 compliant Platinum SQL software for its internal financial system. All of ALP Corporation's Folio products are Year 2000 compliant. During the fourth quarter of 1998, ALP Corporation purchased the network enhancement package which contained Year 2000 compliance patches. All phases were completed during the third quarter of 1999. The Company has completed the assessment and strategy phases for applications, operating systems and hardware. All production tracking and invoicing network systems are compliant. The Company has a MCSE (Microsoft Certified Systems Engineer) on staff to review the impact of its Year 2000 risks. Continuing evaluation by our MCSE in developing contingency plans are on-going. The cost of making these adaptations was not material and was expensed in the period incurred.

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

                              WESTFORD GROUP, INC.
                                 AND SUBSIDIARY


                           PART II - OTHER INFORMATION



Item 6. EXHIBITS AND REPORTS ON FORM 8-K

              (a) EXHIBITS

                  Item 27 Financial Data Schedule

              (b) REPORTS ON FORM 8-K

                  A Form 8-K was filed by the Company as of July 19, 1999 (Item 5 and 7).

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           WESTFORD GROUP, INC.
                                       -----------------------------
                                               (Registrant)





Date:    November 4, 1999           By:     /s/   Si Sokol
     -----------------------------     -----------------------------
                                                  Si Sokol
                                                President and
                                       Chairman of Board of Directors
                                       (Principal Executive Officer)





Date:    November 4, 1999           By:     /s/   Sally Cress
     -----------------------------     ---------------------------------
                                                  Sally Cress
                                             Treasurer and Secretary
                                    (Principal Financial and Accounting Officer)