Form 10-K405/A
period 1998-12-31
WESTFORD GROUP INC
filed 1999-12-15
CIK 22709

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-K/A No. 1


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

Results of Operations
---------------------


The Company's business is principally carried on through its wholly-owned subsidiary, ALP Corporation. ALP Corporation's sales increased 18.2% from $1,440,738 during 1997 to $1,702,862 during 1998 principally due to increases in subscription and supplementation sales offset by a decrease in codification sales. Codification revenue decreased 7.8% from $404,352 to $372,866 during 1997 as compared to 1998, respectively, principally due to a leveling of sales in the Company's key growth areas coming into 1998. Immediately prior to 1998, the Company had focused heavily on California and Texas as "key growth areas." Two new sales representatives responsible for those areas in 1997 performed below expectations. Each left the Company by the fall of 1997. As a result, less codification work was available to be produced in 1998.

In 1998, sales responsibilities were shifted among existing personnel and the Company was successful in contracting for substantial new work in Texas and California (Austin Technical Manuals, California Municipal Law Handbook and San Francisco Municipal Code.) In addition, the Company contracted for state league programs in Minnesota, Oregon and Nebraska, thereby opening new growth areas.

Supplementation services on existing codes of ordinance increased 26.2% from $787,434 to $994,119, due to maximizing revenue from existing clients and accelerated job completions. The frequency with which clients supplement their codes is heavily dependent upon regular contact from the Company to obtain the necessary ordinances and establish regular production schedules. By increasing customer service efforts and the frequency with which clients are contacted, the Company is able to maximize the number of clients that supplement by scheduled deadlines.

Creation of the original code for a client is a multi-step process often lasting more than one year. During this process, the client has a period when they review the draft publication. At this stage the process can stagnate as the client fails to complete their review on a timely basis. Aggressive customer service contact by the Company can encourage prompt return of the draft manuscript by the client and accelerate completion of the original code. The sooner a code is completed, the sooner that supplementation of the code will begin. As a result, accelerated job completions (such as in 1998) increase the potential level of supplement revenue for future years.

Subscription services provided both to governmental and emerging private industry markets increased 45.2% from $248,686 during 1997 to $361,164 during 1998 due to subscription sales of expended search and retrieval software products, including city league law handbooks, city production manuals, state statutes in addition to sales of several significant customers manuals on CD.

Gross margin increased 30.5% in 1998 as compared to 1997 as sales increased at a higher percentage rate than the percentage rate increase in cost of sales, mainly reflecting lower costs resulting from production efficiencies. Increased in gross margin resulted from several factors: daily operations meetings increased project management efficiencies, revised incentive systems helped limit production salary increases, and increased supplemental work and subscription services work boosted gross margin as those products require less direct labor. Costs of sales increased 7.7% from $773,356 to $832,748 during 1997 as compared to 1998, respectively, primarily due to increases in production salaries, insurance, copier supplies and postage.

The executive offices of the Company are shared with consolidated subsidiaries and other affiliated entities. Rental, equipment and bookkeeping expense are allocated among them pursuant to management fee agreements. The pre-existing management fee agreement with an affiliate was amended January 1, 1999, which will result in a $17,060 annual increase in selling, general and administrative expenses as compared with fiscal 1998.

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


On or about January 27, 1997, a tort claim was filed on behalf of the same employee of ALP Corporation, in the Court of Common Pleas, Hamilton County, Ohio. The complaint alleges that the employee's supervisors are guilty of "intentional or negligent infliction of emotion distress" by their "verbal and emotional abuse" of the employee. On October 28, 1997, the Company and claimant reached an agreement to settle all claims for $24,000 to avoid expense and disruption of protracted litigation. Accordingly, the Company has recorded a charge of $24,000 for this settlement.


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

                                   Signatures
                                   ----------

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      Westford Group, Inc.
                                                      (Registrant)


                                      12/15/99   By          Si Sokol
                                      ---------    -----------------------------
                                        DATE                 Si Sokol
                                                      President and Chairman
                                                      of Board of Directors
                                                   (Principal Executive Officer)



       Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Form 10-K has been signed below by the following persons, which include the Chief Executive Officer, the Chief Financial Officer and a majority of the Board of Directors, on behalf of the Registrant and in the capacities and on the dates indicated:



 12/15/99           Si Sokol                  12/15/99        Sally Cress
---------  ----------------------------      ---------  ------------------------
  DATE              Si Sokol                   DATE           Sally Cress
              President and Chairman                    Treasurer and Secretary
              of Board of Directors                     (Principal Financial and
           (Principal Executive Officer)                   Accounting Officer)


 12/15/99        David J. White               12/15/99     Daniel D. Harkins
---------  ----------------------------      ---------  ------------------------
  DATE           David J. White                DATE        Daniel D. Harkins
                    Director                                   Director


 12/15/99        James R. Davis               12/15/99        John Sokol
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