Form 10-Q/A
period 1999-06-30
WESTFORD GROUP INC
filed 1999-12-15
CIK 22709

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549



                                    FORM 10-Q/A No. 1



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



The Company's business is principally carried on through American Legal Publishing Corporation ("ALP Corporation"), a consolidated subsidiary. ALP Corporation's sales increased 14.7% during the first six months of 1999 as compared to the first six months of 1998 and increased 12.8% during the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. Codification revenue of $288,018 increased 41.8% during the first six months of 1999 as compared to $203,107 during the first six months of 1998 and increased 48.4% during the three months ended June 30, 1999 as compared to the three months ended June 30, 1998 principally due to expanding sales in the Company's key growth areas coming into 1999. The Company's subscription services provided to governmental and emerging private industry markets increased 11.1% from $173,873 during the six months ended June 30, 1998 to $193,125 for the six months ended June 30, 1999 due to higher subscription sales of expanded search and retrieval software products including city league law handbooks, city production and zoning manuals, and state statutes and manuals on CD rom. Subscription services remained relatively constant for the three months ended June 30, 1999 as compared with the three months ended June 30, 1998. Supplementation services on existing codes of ordinance increased 5.2% from $513,260 for the six months ended June 30, 1998 as compared to $539,744 for the six months ended June 30, 1999 and increased 5.9% for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998 due to maximizing revenue from existing clients and accelerated job completions. Gross margin increased 13.2% in the six months ended June 30, 1999 compared to the six months ended June 30, 1998 and increased 8.2% in the three months ended June 30, 1999 compared to the three months ended June 30, 1998. Cost of sales increased 16.3% from $429,829 in the six months ended June 30, 1998 compared to $499,907 for the six months ended June 30, 1999 and increased 17.8% for the three months ended June 30, 1999 as compared with the three months ended June 30, 1998 primarily due to increases in production salaries, outside printing, and insurance. Selling, general and administrative expenses increased 33.4% from $331,074 for the six months ended June 30, 1998 to $441,614 for the six months ended June 30, 1999 and increased 37.5% for the three months ended June 30, 1999 as compared with the three months ended June 30, 1998 primarily due to increases in administrative salaries, computer consulting, shareholder expense, conventions and legal. The addition of two additional employees was the largest factor in increases to production and administrative salaries. Many employees have both production and administrative responsibilities and their percentages in each area often vary throughout the year. Pay raises were within usual parameters. The executive offices of the Company are shared with consolidated subsidiaries and other affiliated entities. Rental, equipment and bookkeeping expenses are allocated among them pursuant to management fee agreements. The pre-existing management fee agreement with an affiliate was amended January 1, 1999 which will result in a $4,265 increase in selling, general and administrative expenses in the three months ended March 31, 1999 as compared with the three months ended March 31, 1998 and a $8,530 increase in selling, general and administrative expenses for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998.


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

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Amendment No. 1 to Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    WESTFORD GROUP, INC.
                                                    --------------------
                                                         (Company)





Date:  December 15, 1999                   By:           Si Sokol
     ----------------------------             ------------------------------
                                                         Si Sokol
                                                       President and
                                              Chairman of Board of Directors
                                               (Principal Executive Officer)





Date:  December 15, 1999                   By:         Sally Cress
     -----------------------------            ------------------------------
                                                       Sally Cress
                                                  Treasurer and Secretary
                                                 (Principal Financial and
                                                    Accounting Officer)